Form 10-Q
period 1999-06-30
AIRONET WIRELESS COMMUNICATIONS INC
filed 1999-09-10
CIK 1082852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-26747

                      AIRONET WIRELESS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    34-1758180
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  3875 EMBASSY PARKWAY, AKRON, OHIO                       44333
(Address of principal executive offices)               (Zip Code)


                                 (330) 664-7900
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [X].

               At September 10, 1999, there were 14,131,743 shares of Registrant's Common Stock outstanding.


                                 AIRONET WIRELESS COMMUNICATIONS, INC.
                                                INDEX

                                                                                         PAGE

Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements:

                    Condensed Consolidated Balance Sheets as of June 30, 1999
                       and March 31, 1999 ..............................................    3

                    Condensed Consolidated Statements of Operations for the
                       Three-Month Periods Ended June 30, 1999 and 1998 ................    4

                    Condensed Consolidated Statements of Cash Flows for the
                       Three-Month Periods Ended June 30, 1999 and 1998 ................    5

                    Notes to the Condensed Consolidated Financial Statements ...........    6

          Item 2.   Management's Discussions and Analysis of Financial Condition
                       and Results of Operation ........................................   10

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk .........   26

Part II.  OTHER INFORMATION

          Item 2.   Changes in Securities and Use of Proceeds ..........................   28

          Item 4.   Submission of Matters to a Vote of Security Holders ................   29

          Item 6.   Exhibits and Reports on Form 8-K ...................................   29

          Signatures ...................................................................   32

          Exhibit Index ................................................................   33


PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                                      AIRONET WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                JUNE 30,         MARCH 31,
                                                                                                 1999              1999
                                                                                              (UNAUDITED)
                                                                                              -----------        --------
ASSETS

Current assets:
     Cash and cash equivalents ............................................................    $  4,703           $  6,137
     Accounts receivable, trade, net ......................................................       5,714              4,242
     Accounts receivable, other ...........................................................         943                243
     Receivable from affiliate ............................................................       6,628              3,609
     Inventories ..........................................................................       4,786              4,625
     Deferred tax asset ...................................................................         781                733
     Prepaid expenses and other ...........................................................         374                404
     Income taxes receivable ..............................................................         308                620
                                                                                               --------           --------
          Total current assets ............................................................      24,237             20,613
Property and equipment, net ...............................................................       2,673              2,381
Deferred tax asset ........................................................................         882                882
Intangible assets, net ....................................................................       2,963              3,191
Other long-term assets ....................................................................       1,310                131
                                                                                               --------           --------
          Total assets ....................................................................    $ 32,065           $ 27,198
                                                                                               ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .....................................................................    $  5,221           $  4,618
     Payable to affiliate .................................................................       5,253              2,085
     Income taxes payable .................................................................         423                 30
     Deferred tax liability ...............................................................          18                 10
     Accrued liabilities ..................................................................       3,506              3,358
                                                                                               --------           --------
          Total current liabilities .......................................................      14,421             10,101
 Line of credit ...........................................................................       2,500              2,500
                                                                                               --------           --------
          Total liabilities ...............................................................      16,921             12,601

Commitments and Contingencies .............................................................          --                 --

Stockholders' equity:
Common stock, $.01 par value per share; 15,000,000 shares authorized;
   9,567,181 shares issued and outstanding ................................................          96                 96
     Additional paid-in capital ...........................................................      19,203             19,101
     Accumulated deficit ..................................................................      (4,155)            (4,600)
                                                                                               --------           --------
          Total stockholders' equity ......................................................      15,144             14,597
                                                                                               --------           --------
          Total liabilities and stockholders' equity ......................................    $ 32,065           $ 27,198
                                                                                               ========           ========

See accompanying notes to the condensed consolidated financial statements.

            AIRONET WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                                              THREE MONTHS ENDED JUNE 30,
                                                                                              ---------------------------
                                                                                                 1999               1998
                                                                                               --------           --------
Revenues:
    Non-affiliate .........................................................................    $  9,465           $ 6,162
    Affiliate product .....................................................................       1,493             1,434
    Affiliate royalty .....................................................................       1,445             1,881
                                                                                               --------           --------
       Total revenues .....................................................................      12,403             9,477
                                                                                               --------           --------

Cost of revenues:
    Non-affiliate .........................................................................       5,297             3,908
    Affiliate .............................................................................       1,150             1,214
                                                                                               --------           --------
       Total cost of revenues .............................................................       6,447             5,122
                                                                                               --------           --------

Gross profit:
    Non-affiliate .........................................................................       4,168             2,254
    Affiliate product .....................................................................         343               220
    Affiliate royalty .....................................................................       1,445             1,881
                                                                                               --------           --------
       Total gross profit .................................................................       5,956             4,355
                                                                                               --------           --------

Operating expenses:
    Sales and marketing ...................................................................       2,359             1,482
    Research and development ..............................................................       1,758             1,624
    General and administrative ............................................................         781             1,100
    Goodwill amortization .................................................................         216               216
                                                                                               --------           --------
       Total operating expenses ...........................................................       5,114             4,422
                                                                                               --------           --------

Income (loss) from operations .............................................................         842               (67)
Interest expense (income), net ............................................................         (17)              (10)
                                                                                               --------           --------
Income (loss) before income taxes .........................................................         859               (57)
Provision (benefit) for income taxes ......................................................         414               (78)
                                                                                               --------           --------

Net  income ...............................................................................    $    445           $    21
                                                                                               --------           --------

Net income per common share:
    Basic .................................................................................    $   0.05           $    --
                                                                                               --------           --------
    Diluted ...............................................................................    $   0.04           $    --
                                                                                               --------           --------

Weighted average shares used in calculating net income per common share:
     Basic ................................................................................       9,367             9,169
                                                                                               --------           --------
     Diluted ..............................................................................      10,098             9,356
                                                                                               --------           --------


See accompanying notes to the condensed consolidated financial statements.

            AIRONET WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                                               -----------------------------
                                                                                                   1999            1998
                                                                                               ---------        ----------
Cash flows from operating activities:
   Net income .............................................................................    $   445            $    21
                                                                                               -------            -------
   Adjustments to reconcile net income to net
       cash provided by operating activities:

       Depreciation .......................................................................        299                315
       Amortization .......................................................................        282                288
       Provision for doubtful accounts ....................................................         87                 81
       Provision for inventory obsolescence ...............................................         90                 81
       Deferred income taxes ..............................................................        (41)                (2)
       Stock compensation expense .........................................................        108                394
       Changes in other assets and liabilities:
          Accounts receivable, trade ......................................................     (1,559)            (1,167)
          Accounts receivable, other ......................................................       (700)                58
           Receivable from affiliate ......................................................     (3,019)               891
           Inventories ....................................................................       (250)              (328)
           Prepaid expenses and other assets ..............................................         30                 12
           Income taxes receivable ........................................................        312                 --
           Other long-term assets .........................................................         (6)               (63)
           Accounts payable ...............................................................        603                177
           Payable to affiliate ...........................................................      3,168              2,734
           Income taxes payable ...........................................................        392                (75)
           Accrued liabilities ............................................................        148               (134)
                                                                                               -------            -------
                Total adjustments .........................................................        (56)             3,262
                                                                                               -------            -------
                Net cash provided by operating activities .................................        389              3,283
                                                                                               -------            -------

Cash flows from investing activities:
   Capital expenditures ...................................................................       (591)              (404)
   Purchases of intangible assets .........................................................        (53)                --
                                                                                               -------            -------
               Net cash used in investing activities ......................................       (644)              (404)
                                                                                               -------            -------

Cash flows from financing activities:
    Payable to affiliate ..................................................................         --             (3,648)
    Net proceeds from sales of stock ......................................................         --              1,919
    Deferred offering costs ...............................................................     (1,179)                --
                                                                                               -------            -------
              Net cash used in financing activities .......................................     (1,179)            (1,729)
                                                                                               -------            -------

Net (decrease) increase in cash and cash equivalents ......................................     (1,434)             1,150
Cash and cash equivalents at beginning of period ..........................................      6,137              2,864
                                                                                               -------            -------
Cash and cash equivalents at end of period ................................................    $ 4,703            $ 4,014
                                                                                               -------            -------

See accompanying notes to the condensed consolidated financial statements.

            AIRONET WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

               The financial information herein includes the accounts of Aironet Wireless Communications, Inc. and its subsidiaries (the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated statement of financial position as of June 30, 1999 and the related statements of operations and cash flows for the three-month periods ended June 30, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information refer to the Consolidated Financial Statements and the Notes thereto included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-78507), filed with the Securities and Exchange Commission on May 14, 1999 and which became effective on July 29, 1999 (the "Registration Statement").

               The Company has no items of other comprehensive income.

NOTE 2 -- INVENTORIES

Inventories consisted of the following:

                                                                                       JUNE 30,       MARCH 31,
                                                                                        1999            1999
                                                                                       -------        --------
                                                                                           (in thousands)
Purchased components ............................................................      $2,818          $3,723
Work-in-process .................................................................       1,312             290
Finished goods ..................................................................         656             612
                                                                                       ------          ------
                                                                                       $4,786          $4,625
                                                                                       ======          ======


NOTE 3 -- NET INCOME PER COMMON SHARE

               Basic net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the weighted average number of common shares outstanding during the period plus, if dilutive, the incremental number of common shares issuable on a pro forma basis upon the exercise of employee and non-employee stock options and stock purchase warrants, assuming the proceeds are used to repurchase outstanding shares at the average market price during the quarter. A reconciliation of the denominators of the basic and diluted per share computations is provided below:

                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                         1999           1998
                                                                                       -------         -------
                                                                                           (in thousands)
Weighted average common shares outstanding -- basic .................................   9,367           9,169
Additional shares potentially issuable for stock options and stock purchase
   warrants .........................................................................     731             187
                                                                                       ------           -----
Weighted average common shares outstanding -- diluted ...............................  10,098           9,356
                                                                                       ------          ------

AIRONET WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (CONTINUED)

               For the three months ended June 30, 1999 and 1998, 525,000 and 1,032,737, respectively, of stock options and stock purchase warrants were not included in the diluted per share computations due to not being "in the money." The computations of net income per common share for all periods presented do not include the effects of any dilutive incremental common shares related to stock options granted or common stock warrants issued with exercise rights that are contingent, so long as the contingency is not resolved.

NOTE 4 -- BANK DEBT

               During July 1998, the Company entered into a revolving credit agreement with a bank that provides for borrowings up to $5.0 million, which expires July 1, 2000. Borrowings under the revolving credit agreement are limited to 80% of the balance of eligible accounts receivable and 50% of the balance of eligible inventories and cash on deposit with the bank. The revolving credit agreement carries a quarterly facility fee and a commitment fee on the unused amount of the agreement. Borrowings under the agreement bear interest at either the bank's prime rate (7.75% at June 30, 1999) or LIBOR plus 2% (7.28% at June 30, 1999). The weighted average interest rate on borrowings outstanding for the three months ended June 30, 1999 was 6.94%. The agreement contains certain covenants including prohibiting the Company from paying dividends. At June 30, 1999, $2.5 million was available under this agreement. On August 12, 1999 the Company repaid all amounts then outstanding under the credit line and $5 million was then available. The revolving credit agreement was amended in April 1999 to eliminate a requirement that Telxon Corporation's ownership of the Company be at least 50%.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

               The Company had a Demand Revolving Promissory Note (the "Note") with Telxon under which the Company would have been required to pay Telxon, on demand, the lesser of $50 million or amounts due under intercompany advances, plus interest at the LIBOR at the beginning of the fiscal year (6.34% at April 1, 1997). In May 1999, the Note was canceled. There were no amounts due to Telxon related to the Note at cancellation.

NOTE 6 -- STOCKHOLDERS' EQUITY AND STOCK WARRANTS AND OPTIONS

Stock-Based Compensation

               In July 1996, the Company established the Aironet Wireless Communications, Inc. 1996 Stock Option Plan which was amended and restated on March 30, 1998 ("1996 Amended Plan"), was further amended effective March 31, 1999 and was terminated in April 1999. The termination eliminates the Company's ability to grant further options under the 1996 Amended Plan but does not affect options outstanding under the 1996 Plan at termination.

               The 1996 Amended Plan provided for the granting of options to key employees of the Company and to certain employees of Telxon and outside directors. The total number of shares for which the Company may grant options under the 1996 Amended Plan could not exceed 2,150,500. Options were awarded at a price not less than the fair market value on the date the option was granted. Options granted prior to March 30, 1998 have a term of ten years and generally vest one-third on the date granted and one-third on each of the two successive anniversary dates therefrom. Options granted on or after March 30, 1998 have the same terms except an option can only be exercised after the earlier of a change in control or an initial public offering, as defined in the 1996 Amended Plan and vest one-third twelve months after the date of grant and one-third on each of the two successive anniversary dates therefrom. Options granted to non-employees have been accounted for pursuant to EITF Issue No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services." The non-cash compensation expense related to non-employees was determined using

AIRONET WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (CONTINUED)




the Black-Scholes option pricing model utilizing average assumptions of a dividend yield of 0%, expected volatility of 51.57%, risk free interest rate of 5.14% and an expected life of two years.

               On February 16, 1999, the Company's Board of Directors had approved, subject to stockholder approval (which was determined to be perfunctory), the to be adopted Aironet Wireless Communications, Inc. 1999 Omnibus Stock Incentive Plan (the "1999 Plan") and granted options to acquire 400,000 options under such plan. The 1999 Plan provides for the granting of options, stock appreciation rights, restricted stock and performance units, as defined, to certain officers and other key employees of the Company. The total number of shares the Company may grant under the 1999 Plan cannot exceed 1,765,817. Options granted under the 1999 Plan have a ten-year term and must have an exercise price equal to or greater than the fair market value of the Company's common stock on the date of grant. Options granted generally vest over a three-year period on the first three anniversary dates after the date of grant. The Company's Board of Directors formally adopted and approved the 1999 Plan on April 12, 1999, and the Company's Stockholders formally adopted and approved the 1999 Plan on May 7, 1999.

               On May 25, 1999, a committee of the Board of Directors approved a grant of 100,000 stock options with an exercise price of $9.00 per share to an officer of the Company under the terms of the 1999 Plan. The Company accounted for the grant of 100,000 stock options pursuant to APB Opinion No. 25 with no compensation expense recorded.

               The Company's Board of Directors adopted and approved the Aironet Wireless Communications, Inc. 1999 Stock Option Plan for Non-Employee Directors (the "1999 Non-Employee Directors Plan") on April 27, 1999. The Company's Stockholders adopted and approved the 1999 Non-Employee Directors Plan on May 13, 1999. The 1999 Non-Employee Director Plan entitles each non-employee Director who is sitting on the Company's Board of Directors on the first day that the Company's common stock commences trading on NASDAQ subsequent to the Initial Public Offering (the "Offering"), to purchase 25,000 shares of the Company's common stock. These grants will be accounted for pursuant to APB Opinion No. 25. In addition, each non-employee Director who continues to serve on the Company's Board will automatically be granted options to purchase 5,000 shares of the Company's common stock on each anniversary of his or her election or re-election to the Board. The Board of Directors also retains the right to grant additional options to non-employee Directors at its sole discretion. Options granted under the 1999 Non-Employee Directors Plan have a ten-year term and must have an exercise price equal to or greater than the fair market value of the Company's common stock on the date of grant. Options granted immediately following the Offering vest ratably over a three-year period while the options granted on the individual Director's anniversary dates vest three years after they are granted.

               On May 25, 1999, the Board of Directors approved a grant of 25,000 stock options with an exercise price of $9.00 per share to a director of the Company for advisory services related to our initial public offering under the terms of the 1999 Non-Employee Directors Plan. The Company accounted for the grant of 25,000 stock options pursuant to SFAS No. 123 and will be reflected as a reduction of the offering proceeds in connection with the Offering.

Stock Purchase Plan

               The Company's Board of Directors approved the Aironet Wireless Communications, Inc. 1999 Employee Stock Purchase Plan (the "1999 Stock Purchase Plan") on April 12, 1999. The Company's Stockholders approved the 1999 Stock Purchase Plan on May 7, 1999. The terms of the 1999 Stock Purchase Plan provide the opportunity for eligible employees to purchase unrestricted common shares of the Company, subjected to annual limitations, at a price per share equal to 85% of the closing price (as defined in the agreement) of the Company's stock.
The total number of shares of common stock that may be purchased under the 1999 Stock Purchase Plan is 500,000 shares.

AIRONET WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (CONTINUED)

Stockholder Rights Agreement

               On April 12, 1999, the Board of Directors adopted and approved a stockholder "Rights Plan" and the Board declared a dividend of one common stock purchase right on each share of common stock outstanding prior to the effectiveness of the plan; thereafter, shares are issued pursuant to the plan with a purchase right. The Company's Stockholders approved the Rights Plan on May 7, 1999. The Rights Plan is designed to deter abusive market manipulation or unfair takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all stockholders. Each purchase right, when exercisable, entitles the registered holder to purchase one share of common stock at a price of $125 per share, subject to adjustment. The purchase rights become exercisable in the event the Company is a party to certain merger or business combination transactions, as defined, or in the event an "acquiring person," as defined, becomes a beneficial owner of 15% or more of the Company's outstanding common stock. In these circumstances, each holder of a share right (other than the acquiring person) will have the right to receive shares of the acquiring company or the Company, as appropriate, having a market value of two times the exercise price of the purchase right. The rights expire ten years from the effective date of the plan unless earlier redeemed by the Company. The rights can be redeemed at a price of $.001 per right.

Authorized Capital Stock

               On April 12, 1999, the Company's Board of Directors approved and adopted an amended and restated certificate of incorporation (the "Amended Certificate") which increased the number of authorized common shares of the Company from 15,000,000 shares to 60,000,000. In addition, the amended and restated certificate authorized 500,000 shares of undesignated preferred stock with a par value of $.01 per share. The Amended Certificate was filed by the Secretary of State of Delaware and became effective on July 20, 1999.

Notes Payable and Receivable

               In February 1998, an employee of the Company exercised 200,000 options with a grant price and fair value of $1.86. At the date of grant the Company provided the employee a non-recourse loan of $372,000 which was applied to payment of the exercise price of the options. The terms of the note did not extend the original option period. The note bears non-recourse interest at 6% per annum on amounts outstanding through maturity, October 31, 2002, and at a prime rate plus 4% per annum thereafter until paid. All unpaid principal and all accrued interest is due in full on October 31, 2002. The 200,000 shares issued (or approved replacement collateral of equal value at the employee's discretion) collateralize the note. Any amounts paid on the note shall be applied first to accrued but unpaid interest and then to unpaid principal. In April 1999, the Company and the employee amended the note to eliminate a prepayment provision. Prior to that the amendment the employee could at any time prepay the note without premium or penalty in amounts of at least $25,000. Pursuant to Emerging Issues Task Force ("EITF") Issue No. 85-1, "Classifying Notes Received for Capital Stock" the note has been recorded as a reduction of additional paid-in capital rather than as an asset. In addition, pursuant to EITF No. 95-16, "Accounting for Stock Compensation Arrangements with Employee Loan Features Under APB Opinion No. 25," from the note issuance until the April 1999 amendment the options were accounted for as variable plan options resulting in a $324,760 non-cash charge recorded in March 1998 and a non-cash charge of $1,077,680 recorded for the year ended March 31, 1999.

NOTE 7 -- SUBSEQUENT EVENTS

               In July 1999, the Company completed its initial public offering (the "Offering") of 6,000,000 shares of common stock, 4,000,000 of which were sold by the Company and 2,000,0000 of which were sold by Telxon as a selling stockholder. Proceeds to the Company, after underwriting discounts and commissions but before offering expenses of approximately $2.0 million was $40,920,000. In August 1999, the Company used a portion of its proceeds from the Offering to repay the approximately $2.5 million of indebtedness outstanding under its line of credit, and invested the balance in short-term, interest-bearing, investment grade securities pending further use of the proceeds as described in the Registration Statement. On August 27, 1999, the Company's underwriters exercised their option to purchase an additional 846,800 shares to cover over-allotments sold by the underwriters in the Offering, of which 564,562 shares were sold by the Company and 282,238 shares were sold by Telxon, as a selling stockholder. The closing of this transaction took place on September 1, 1999 with proceeds to the Company of $5,775,469.26.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS ARE BASED UPON MANAGEMENTS' CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. FOR EXAMPLE, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. AIRONET'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DISCREPANCY INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES" BELOW, AS WELL AS RISK FACTORS INCLUDED IN THE REGISTRATION STATEMENT. ALL FORWARD-LOOKING STATEMENTS IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO AIRONET AS OF THE DATE HEREOF AND AIRONET ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

               Aironet designs, develops and markets high speed, standards-based wireless local area networking solutions. Our products utilize advanced radio frequency and data communication technologies to connect users to computer networks ranging in size and complexity from enterprise-wide LANs to home networks. Each of our product families is designed around our Microcellular Architecture, a distributed wireless network designed to support the unique requirements of mobile computing. Our wireless LAN solutions are used as extensions of existing enterprise networks, enabling personal computer users to maintain a wireless network connection anywhere throughout a building or around a campus. In addition, our LAN adapters are configurable as peer-to-peer wireless networks for providing shared access to files, peripherals and the Internet in small office/home office environments.

               We sell indirectly through a network of distributors, resellers and OEMs. We have a dedicated OEM sales organization. The typical OEM sales cycle involves six months during which evaluations and negotiations over price and sometimes volume levels take place. Our distributors sell product to our resellers. Our distributors generally maintain inventory to fulfill orders from our resellers. We have a dedicated sales organization to support our resellers in their efforts to sell to end users. Resellers have a choice of directly purchasing through us or through our distributors.

               We recognize revenues from sales to resellers and OEMs at the time we ship the products. We are a party to contracts with our major distributors, wherein we either reserve against revenues from our sales to distributors or defer revenue recognition, depending on the nature and scope of the distributor's return right. Distributors under contract are afforded price protection. We reserve against revenue for these price protections, provided to the distributors under contract. We believe that these rights of return and price protections are standard negotiated terms provided by manufacturers to large distributors of high tech products.

RESULTS OF OPERATIONS

               The following table presents, for the periods indicated, our operating results expressed as a percentage of our total revenues.

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                                --------------------------
                                                                                    1999          1998
                                                                                   ------       --------
Revenues:


     Non-affiliate .............................................................     76%            65%
     Affiliate product .........................................................     12             15
     Affiliate royalty .........................................................     12             20
                                                                                    ---            ---
          Total revenues .......................................................    100            100
                                                                                    ---            ---

Cost of revenues ...............................................................     52             54
                                                                                    ---            ---

Gross profit ...................................................................     48             46
                                                                                    ---            ---

Operating expenses:
     Selling and marketing .....................................................     19             16
     Research and development ..................................................     14             17
     General and administrative ................................................      6             11
     Goodwill amortization .....................................................      2              2
                                                                                    ---            ---
          Total operating expenses .............................................     41             46
                                                                                    ---            ---

Income (loss) from operations ..................................................      7             --

Interest expense (income), net .................................................     --             --
                                                                                    ---            ---

Income (loss) before income taxes ..............................................      7             --
                                                                                    ---            ---

Provision (benefit) for income taxes ...........................................      3             --
                                                                                    ---            ---

Net income .....................................................................      4%            --%
                                                                                    ---            ---

           The following table presents, for the periods indicated, costs of revenues and gross profits specifically as a percentage of non-affiliate, affiliate product and affiliate royalty revenues.

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                         ---------------------------
                                                                             1999          1998
                                                                           -------       --------
Cost of revenues:
     Non-affiliate .....................................................     56%            63%
     Affiliate product .................................................     77             85
     Affiliate royalty .................................................     --             --

Gross profit:
     Non-affiliate .....................................................     44%            37%
     Affiliate product .................................................     23             15
     Affiliate royalty .................................................    100            100

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

               REVENUES

               Total Revenues. Total revenues increased 31% from $9.5 million in the three months ended June 30, 1998 to $12.4 million in the three months ended June 30, 1999, primarily as a result of increased sales of our high speed and IEEE 802.11 products to our non-affiliate customers.

               During the three months ended June 30, 1999, we derived 29% of our total revenues from sales to customers outside the United States, compared to 21% of our total revenues in the three months ended June 30, 1998. International revenues grew 80% from $2.0 million in the three months ended June 30, 1998 to $3.6 million in the three months ended June 30, 1999. This increase was due primarily to increased sales of our high speed and IEEE 802.11 based products. Our foreign sales are made in U.S. dollars, and therefore the adoption of the Euro should not have a direct impact on our foreign exchange.

               Non-affiliate. Non-affiliate revenues grew 53% from $6.2 million in the three months ended June 30, 1998 to $9.5 million in the three months ended June 30, 1999. Increased non-affiliate revenues resulted primarily from an increase in unit shipments to customers of our new high speed (11 Mbps) 4800 Turbo DS in-building wireless LAN product line and the BR500 building-to-building product line.

               As a percentage of total revenues, non-affiliate revenues increased from 65% in the three months ended June 30, 1998 to 77% in the three months ended June 30, 1999 as a result of higher non-affiliate sales and lower revenues from our affiliate.

               Affiliate. Affiliate revenues are derived from Telxon Corporation and consist of product and royalty revenues. In recent periods, affiliate revenues have decreased both in absolute amounts and as a percentage of our total revenues due to changes in the terms under which we make affiliate sales and an increase in sales to other customers. As a percentage of total revenues, affiliate revenues decreased from 76% in fiscal year 1997 to 55% in fiscal year 1998 and 37% in fiscal year 1999. Affiliate revenues as a percentage of total revenues continued to decrease during the three months ended June 30, 1999 to 24%. This continued decrease is due in large part to a significant increase in product sales to non-affiliate customers and reflects the market acceptance of our newer, high speed and standards-compliant products and growth of our customer base. The decrease is also due in part to a decrease in affiliate royalty revenue, offset in part by an increase in affiliate product revenue.

               Affiliate Product. Product revenues from Telxon increased 7% from $1.4 million in the three months ended June 30, 1998 to $1.5 million in the three months ended June 30, 1999 as a result of increased sales to Telxon of our IEEE 802.11 based product lines: 4800 Turbo DS series, 4500 series and 3500 series.

               Affiliate Royalty. Royalty revenues from Telxon decreased 26% from $1.9 million in the three months ended June 30, 1998 to $1.4 million in the three months ended June 30, 1999. In the fiscal quarter ended March 31, 1999, the License, Rights and Supply agreement with Telxon was amended to provide for a decreasing fixed royalty, instead of a per unit royalty. The fixed royalty permits us to recognize affiliate royalty income on a straight line basis and resulted in lower royalty revenue in the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

               GROSS PROFIT

               Gross profit is derived by subtracting the cost of revenues from revenues. The cost of revenues consists of expenses to purchase fabricated components and subassemblies manufactured to meet our design specifications, salaries and employee benefits for personnel to inspect, assemble, configure and test products and to manage operations and related overhead.

               Total Gross Profit. Our total gross profit increased 36% from $4.4 million in the three months ended June 30, 1998 to $6.0 million in the three months ended June 30, 1999. Our total gross margin increased from 46% in the three months ended June 30, 1998 to 48% in the three months ended June 30, 1999.

               Non-affiliate. Non-affiliate gross profit increased 83% from $2.3 million in the three months ended June 30, 1998 to $4.2 million in the three months ended June 30, 1999. In the fiscal quarter ended March 31, 1998, we began to ship new generation IEEE 802.11 based products lines to customers. We incurred increased cost of approximately $0.4 million for the three months ended June 30, 1998 primarily in supplier start-up fees and rework charges. Gains in gross profit result from increased unit shipments and favorable product mix in the three months ended June 30, 1999, together with increased costs in the prior year comparable quarter. This resulted in an increase in gross margin from 37% in the three months ended June 30, 1998 to 44% in the three months ended June 30, 1999.

               Affiliate Product. Gross profit from shipments of products to Telxon increased 50% from $0.2 million in the three months ended June 30, 1998 to $0.3 million in the three months ended June 30, 1999 due primarily to product mix.

               Affiliate Royalty. Each dollar of royalty revenues results in an equivalent gross profit because there is a de minimus cost of revenues associated with royalties. Royalty gross profit decreased 26% from $1.9 million in the three months ended June 30, 1998 to $1.4 million in the three months ended June 30, 1999. In the fiscal quarter ended March 31, 1999, the License, Rights and Supply agreement with Telxon was amended to recognize royalty income on a straight line basis instead of a per unit basis. This resulted in lower royalty gross profit in the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

               OPERATING EXPENSES

               Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing salaries, sales commissions, bad debt allowance, product advertising and promotion, travel and facility occupancy costs. Our sales and marketing expenses increased 60% from $1.5 million in the three months ended June 30, 1998 to $2.4 million in the three months ended June 30, 1999. This increase resulted primarily from additions to sales and marketing management and staff, greater recruiting and relocation fees incurred on behalf of new hires, additions to trade shows, advertising and reseller support programs and expanded travel. There were no meaningful offsets in reductions in spending.

               As a percentage of total revenues, sales and marketing expenses increased from 16% in the three months ended June 30, 1998 to 19% in the three months ended June 30, 1999. We expect that sales and marketing expenses will increase in absolute dollars as we expand our branding program and further develop our sales channels, but will vary from quarter to quarter due to timing of trade shows, advertising programs and product launches during the year.

               Research and Development. Research and development expenses consist primarily of salaries and employee benefits for our technical employees who develop our products, as well as costs for prototype development, operating supplies, depreciation of equipment and amortization of software utilized in research and development efforts. Research and development expenses increased 13% from $1.6 million in the three months ended June 30, 1998 to $1.8 million in the three months ended June 30, 1999. This increase resulted primarily from additions to engineering personnel and related expenses supporting new product development, additions to prototype development expense and an addition in facility occupancy expenses. This increase was partially offset by decreases in operating parts and supplies and decreases in equipment rental and other outside services expenses.

               As a percentage of total revenues, research and development expenses decreased from 17% in the three months ended June 30, 1998 to 15% in the three months ended June 30, 1999. We expect that research and development expenses will increase in absolute dollars as we expand our offering of high speed networking solutions.

               General and Administrative. General and administrative expenses consist primarily of administrative salaries and wages, employee benefits and incentives, legal, audit and occupancy expenses. Our general and administrative expenses decreased 27% from $1.1 million in the three months ended June 30, 1998 to $0.8 million in the three months ended June 30, 1999. This decrease resulted primarily from the elimination of a $0.3 million non-cash compensation expense relating to a non-recourse loan we provided to an employee in February 1998 and a decrease in occupancy expenses. This decrease was partially offset by additional expenses for new general and administrative personnel.

               PROVISION FOR INCOME TAXES

               Our effective income tax rate of 137% exceeded the statutory rate for the three months ended June 30, 1998 primarily due to various permanent items such as goodwill, state taxes, foreign rate differential, and non-deductible compensation expense resulting from the exercise of specific stock options paid for by a note to us in February 1998. Our effective income tax rate for the three months ended June 30, 1999 was 48% which exceeded the statutory rate primarily due to various permanent items such as goodwill, state taxes, and the foreign rate differential.


LIQUIDITY AND CAPITAL RESOURCES

               During the periods presented, we have financed our operations primarily through funds provided from operating activities and the sale of equity securities. At June 30, 1999, we had cash and cash equivalents of $4.7 million. At that time, we had $2.5 million outstanding under a $5.0 million line of credit. Amounts outstanding under this line of credit bear interest at London Interbank Overnight Rate plus 2% or the bank's prime rate. At June 30, 1999, the applicable rate was 7.02%. Outstanding amounts are uncollateralized, and credit availability under the line of credit is based upon a formula comprised of accounts receivable and inventory. There are no financial ratio compliance requirements under this credit line, and there are no material financial covenants beyond restrictions on further indebtedness, establishment of new subsidiaries, limitation on acquisitions and mergers and sale of assets outside of the normal course of business without the consent of the lender. At June 30, 1999, an additional $2.5 million was available under this line of credit. In August 1999 we repaid all outstanding debt under the line of credit with a portion of the proceeds from the Offering, leaving available credit of $5 million. The line of credit expires in July 2000, subject to renewal provisions.

               Operating Activities. In the three months ended June 30, 1999, operations provided $0.4 million of cash primarily from net income of $0.4 million and increases in payables due to Telxon offset by increases in accounts receivables and receivables due from Telxon. The increase in non-affiliate accounts receivables was primarily due to growth in our business. In the three months ended June 30, 1998, operations provided $3.3 million of cash, primarily from increases in payables due to Telxon and depreciation and amortization partially offset by increases in trade accounts receivables and a reduction in receivables from Telxon. Net income for the period was essentially breakeven. Since our initial public offering in July 1999, we have begun to reduce the level of services acquired from Telxon and as a result we expect that payables to Telxon will decrease, and we expect the decrease to be partially offset by the cost of obtaining those services from others. To the extent that we experience further growth in operations, additional cash will be needed to fund increases in accounts receivables and inventory.

               Investment Activities. Investment activities used $0.6 million and $0.4 million in the three month periods ending June 30, 1999 and 1998, respectively. Cash was used in each of these periods primarily to fund purchases of engineering, product testing and laboratory equipment and software. Growth in expenditures was primarily due to expanded product development activities.

               Financing Activities. Financing activities used $1.2 million in the three months ended June 30, 1999, due to deferred offering costs in anticipation of our initial public offering. Financing activities used $1.7 million in the three months ended June 30, 1998, primarily because of the repayment of cash advances from Telxon partially offset by the sale of common stock in a private offering.

               On July 30, 1999, we concluded the Offering of 6,000,000 shares of common stock, in which we sold 4 million shares of common stock and received approximately $40.9 million in cash after underwriter discounts and commissions but prior to deduction of unpaid offering expenses. A portion of the proceeds from the Offering was used to repay approximately $2.5 in outstanding debt under our line of credit, with the balance remaining for general corporate purposes. We believe that the proceeds of the Offering, cash and cash equivalents balances generated from operations and our existing line of credit will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital needs through bank borrowings and capital leases if these sources are available on satisfactory terms. We currently anticipate capital expenditures of $1.4 million over the balance of fiscal year 2000. We may also from time to time consider the acquisition of complementary technologies, although we have no present commitments or agreements with respect to any specific acquisitions. Any specific acquisitions could be of a size that would require us to raise additional funds through the issuance of additional equity or debt securities. There can be no assurance that these funds, if required, would be available on terms acceptable to us, if at all.

               Significant Balance Sheet Fluctuations. Payables to Telxon increased 152% from $2.1 million at March 31, 1999 to $5.3 million at June 30, 1999. Receivables from Telxon increased 83% from $3.6 million to $6.6 million during the same time periods. Payables to Telxon are primarily for services and direct payments made on behalf of the Company, and receivables from Telxon are primarily for royalties and product purchases. The net receivable from Telxon decreased 13% from $1.5 million to $1.3 million during these same periods. Non-affiliate accounts receivables increased 36% from $4.2 million at March 31, 1999 to $5.7 million at June 30, 1999, due primarily to the growth in our business and the recent addition of new distributors.

YEAR 2000 READINESS DISCLOSURE

               Year 2000 issues result from the fact that many computer programs were written with date-sensitive codes that utilize only the last two digits of a date rather than all four digits to refer to a particular year. As the year 2000 approaches, these computer programs may be unable to process accurately date- dependent information, as a program might interpret the year 2000 as 1900.

               The potential for Year 2000 issues arise primarily in three areas:

- the products we sell, which might be date dependent and, as a result, improperly operate;

- our dependence on vendors and contract manufacturers for components and subassemblies that might be impacted by the Year 2000 issues, and their inability to provide us with goods on a timely basis and within specifications due to their unresolved Year 2000 issues; and

- our internal use of hardware or software computing resources which improperly recognize the true date and which could cause us to, among other things, improperly process customer orders or business information, and could result in failure of our internal systems.

               In the fiscal quarter ended March 31, 1999, we hired an independent Year 2000 consultant to augment our internal efforts to complete a plan for systematically assessing our Year 2000 exposure. Our assessment plan has been completed, and we are now taking actions consistent with that plan.

               HOW FAR ALONG ARE WE?

               We have completed testing of 100% of our critical systems and a majority of our non-critical systems, with the following results.

               Our Products. We have evaluated our product line for year 2000 issues and found that our products are not date-dependent, and we will be making no Year 2000 product revisions.

               Vendors. We have obtained a Year 2000 compliance response from 70% of our vendors. We continue to request vendor certifications from our remaining vendors.

               Internal Systems. Consistent with the results of our readiness assessment, we have performed a live Year 2000 test of our payables, receivables and financial reporting systems, and our manufacturing, purchasing and sales systems. Of these systems, two add-on software packages which perform non-critical functions had Year 2000 deficiencies. These deficiencies have been corrected. We have completed testing of our desktop PCs. Of these PCs, only one PC was not Year 2000 compliant. This PC has been upgraded and is currently Year 2000 compliant. Laboratory PCs will not be tested as they are known not to be Year 2000 compliant and they perform only non date sensitive tasks. Our computer servers have been fully tested. One unit was not Year 2000 compliant and was replaced in July 1999.

               YEAR 2000 PROBLEMS EXPERIENCED TO DATE

               We have experienced no Year 2000 problems to date. No information technology projects have been deferred due to our Year 2000 efforts.

               TIMETABLE

               Our Year 2000 readiness plan is task oriented by department. We use no independent verification or validation process to assure reliability, risks or costs estimates. The following table illustrates our Year 2000 readiness.

CATEGORY               TESTING                    PROBLEMS DETECTED                              REMEDIATION
--------               -------                    -----------------                              -----------

Internal Systems       100% completed             Two add-on software packages,             Software packages and the PC have
                                                  one PC and one computer server            been upgraded and the server was
                                                                                            replaced in July 1999

Products               100% completed             None to date                              None required to date

Vendors                Response received from     None to date                              None required to date
                       70% of vendors


               Cost of Remediation. We currently estimate that our Year 2000 assessment efforts and correction of any internal Year 2000 issues identified during our assessment, will total less than $100,000; however, in the event we discover a Year 2000 issue which was previously unanticipated, we could incur costs far in excess of this amount which would have a material adverse effect on our business and financial results.

               WILL WE BE READY?

               Most Likely Consequences of Year 2000 Problems. We expect to identify and resolve all Year 2000 problems that could materially adversely affect our business operations. However, we believe that it is not possible to determine with complete certainty that all Year 2000 problems affecting us have been identified or corrected. The number of devices and systems that could be affected and the interactions among these devices and systems are too numerous to address. In addition, no one can accurately predict which Year 2000 problem-related failures will occur or the severity, timing, duration or financial consequences of these potential failures. We believe that a significant number of operational inconveniences and inefficiencies for us, our contract manufacturers and our customers will divert management's time and attention, financial and human resources from ordinary business activity if any of these Year 2000 problem related failures occur. Contingency Plans. We continue to discus contingency plans to be implemented if our efforts to identify and correct Year 2000 problems are not effective. We have begun to formalize our contingency plan and will test the plan when complete. Depending on the systems affected, these plans could include:

-        accelerated replacement of affected equipment or software;

- short to medium-term use of backup equipment and software or other redundant systems;

- increased work hours for our personnel or the hiring of additional information technology staff; and

- the use of contract personnel to correct, on an accelerated basis, any Year 2000 problems that arise or to provide interim alternate solutions for information system deficiencies.

         Our implementation of any of these contingency plans could have a material adverse effect on our business, financial condition and results of operations.

OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS

               We were incorporated in 1993 and therefore have only a short operating history for you to evaluate. Your evaluation of our business and results of operations must take into account this short operating history, which may not be indicative of future results. Our business and prospects should also be considered in light of the risks frequently encountered by companies in their early stages of development in new and rapidly evolving markets. Because of our short existence, our limited operating history as an independent company, fluctuations in our past results, past operating deficits and the early stage of development of our market, we cannot assure you that we will sustain profitability.

               Only since March 1998 has our business operated without the financial support of Telxon. A significant portion of the revenues reflected in our financial statements are still earned from Telxon based on agreed upon prices determined when Telxon was our majority stockholder. For the periods presented, our financial statements do not represent our performance as an independent company. In the future, loss of this revenue for any reason could adversely affect our results of operations. We lease two facilities from Telxon and are parties to various agreements with Telxon, including our license and sales agreement. Arrangements with Telxon cannot be considered to be arm's length, and therefore they do not necessarily reflect terms which could have been negotiated with unrelated third parties. As a large stockholder and customer, Telxon may be able to assert influence over us, which could impact our business or prevent us from realizing benefits in some situations.

FLUCTUATIONS IN OUR OPERATING RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK

               Our quarterly and annual operating revenues, expenses and operating results may fluctuate due to a number of factors including:


-        the timing and cancellation of customer orders;

- our ability to introduce new products and technologies on a timely basis;

-        market acceptance of our and our customers' products;

-        introduction of products by our competitors;

-        the level of orders received which can be shipped in a quarter;

-        the timing of our investments in research and development;

- the timing and provision of pricing protection and returns from our distributors;

- whether our customers buy from a distributor, an OEM or directly from us;

-        cost and availability of components and subassemblies;

-        competitive pressures on selling prices;

-        finished product availability and quality;

-        general economic conditions; and

-        changes in product mix.

               Our business is characterized by short-term orders and shipment schedules. We have experienced difficulties efficiently managing our production and inventory levels because, among other reasons, customers can typically cancel or reschedule orders without significant penalty. Since we do not have a substantial, noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Significant customer cancellations or unforeseen fluctuations in customer demand could cause us to over or under produce products, which could lead to overstocking or to frustrating customer expectations, either of which could negatively affect operating results or cause significant variations in our operating results from quarter to quarter.

DECLINING SELLING PRICES OF NETWORKING EQUIPMENT MAY ADVERSELY AFFECT OUR
REVENUES

               Historically, average selling prices of networking equipment have decreased over the life of a product. As a result, the average selling prices of our products should be expected to decrease in the future, which may adversely affect our operating results if we do not correspondingly decrease our costs.

OUR OPERATING RESULTS WILL SUFFER IF SALES DO NOT INCREASE AS ANTICIPATED TO SUPPORT THE EXPENSES OF EXPANDING OUR BUSINESS

               Because our operating expenses for personnel, new product development and inventory continue to increase, we must continue to generate increased sales to offset these increased expenses. We have limited ability to reduce expenses quickly in response to any revenue shortfalls. In response to anticipated long lead times to obtain inventory and materials from our contract manufacturers and suppliers, we have in the past and may continue to need to order in advance of anticipated customer demand. This advance ordering has and may continue to result in higher inventory levels, and we have and will continue to depend on an increase in customer demand. Any significant shortfall in customer demand would adversely impact our quarterly and annual operating results.

IF THE WIRELESS NETWORKING MARKET DOES NOT CONTINUE TO EVOLVE, OR IF OUR PRODUCT DEVELOPMENT DOES NOT KEEP PACE WITH ITS EVOLUTION, DEMAND FOR OUR PRODUCTS MAY DECLINE SIGNIFICANTLY

               The wireless networking market is at an early stage of development, is rapidly evolving and its future is uncertain. Demand and market acceptance for recently introduced wireless networking products and services like ours are subject to a high level of uncertainty. It is likely that new wireless LAN products will not be generally accepted unless they operate at higher speeds and are sold at competitive prices. We cannot predict whether the wireless networking market will continue to develop in a way that sufficient demand for our products will emerge and become sustainable. Our prospects must be evaluated in light of the uncertainties relating to the new and evolving market in which we operate. If the wireless networking market does not develop sufficiently, or if our products are not sufficiently accepted, our business, financial condition and operating results will suffer.

WE MAY NOT SUCCEED OR MAY LOSE SIGNIFICANT MARKET SHARE AS A RESULT OF THE INTENSE COMPETITION IN THE WIRELESS LAN MARKET

               The market for our products is very competitive, and we expect that competition will increase in the future. Increased competition could adversely affect our revenues and profitability through pricing pressure, loss of market share and other factors. This market has historically been dominated by relatively few companies, including Lucent, Proxim and BreezeCom. We believe we will encounter competition from a number of other companies that develop, or have announced plans to develop, wireless networking products. We believe that our success will depend in part on our ability to compete favorably in the following areas:

- expertise and familiarity with 2.4 GHz spread spectrum technology, wireless data communication protocols and LAN technology;

-       product performance, features, functionality and reliability;

-       price/performance characteristics;

-       timeliness of new product introductions;

-       adoption of emerging industry standards;

-       customer service and support;

-       size and scope of distribution network; and

-       brand name.

               We have also historically faced competitive pressure from companies that have increased their brand awareness by dedicating significant resources to marketing and advertising.

               We face the risk that our competitors may introduce faster, more competitively priced products. Many of our current and potential competitors have significantly greater financial, marketing, research, technical and other resources. If we are unable to compete successfully, we could experience price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on our business and operating results.

OUR SUCCESS DEPENDS ON THE TIMELY DEVELOPMENT OF NEW PRODUCTS

               We derive substantially all of our product revenues from sales of products for wireless networking solutions. This market is characterized by:

-       intense competition;

-       rapid technological change;

-       short product life cycles; and

-       emerging industry standards.

               We have in the past experienced delays in product development which resulted in delayed commercial introduction of new products. These kinds of delays could be repeated and could have an adverse effect on our business. The development of new wireless LAN products is highly complex. Our success in developing and introducing new products depends on a number of factors, including:

-       accurate new product definition;

-       timely completion and introduction of new product designs;

-       achievement of cost efficiencies in design and manufacturing; and

-       market acceptance of the new products.

               We cannot guarantee that we will be successful in these efforts or that our competitors will not be more successful, which, in either case, would have a material adverse effect on our business and results of operations.

WE RELY ON LIMITED SOURCES OF KEY COMPONENTS AND IF WE ARE UNABLE TO OBTAIN THESE COMPONENTS WHEN NEEDED, WE WILL NOT BE ABLE TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS ON TIME

               We rely on Atmel Corporation, M/A-COM, Raytheon Company, Hewlett-Packard Company, Harris Semiconductor and Sawtek, Inc. as our critical sole source suppliers. Although we have been informed by some of these suppliers that they have redundant manufacturing facilities, there is no assurance that they will be able to manufacture or provide these components in a timely way. Should any supply disruption occur, we may not be able to develop an alternative source for these components.

               We have experienced limited delays and shortages in the supply of other less critical components which have slowed the manufacturing schedule of our products or caused us to revise or adjust these schedules. We could experience delays and shortages in the future. We generally do not maintain a significant inventory of components and do not have long-term supply contracts with our suppliers. Our reliance on sole or limited source suppliers involves several risks, including:

- suppliers could increase component prices significantly, without notice and with immediate effect;

- suppliers could discontinue the manufacture or supply of components or delay delivery of components used in our products for reasons such as inventory shortages, new product offerings, increased cost of materials, destruction of manufacturing facilities, labor disputes and bankruptcy; and

- in order to compensate for potential component shortages or discontinuance, we may in the future decide to hold more inventory than is immediately required, resulting in increased inventory costs.

               Though we have not in the past experienced any significant delays in shipping or sales of product due to delays or shortages of components, if our suppliers were unable to deliver or ration components to us, we could experience interruptions and delays in product manufacturing, shipping and sales. This could result in our inability to fulfill customer orders, the cancellation of orders for our products, substantial delays in our product shipments, increased manufacturing costs and increased product prices. Further, we might not be able to develop alternative sources for these components in a timely way, if at all, and might not be able to modify our products to accommodate alternative components.

               These factors could damage our relationships with current and prospective customers lasting longer than any underlying shortage or discontinuance. Any of these risks, if realized, could materially and adversely affect our business operating results and financial condition.

A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES AND DECREASED DEMAND BY THESE CUSTOMERS WOULD ADVERSELY AFFECT OUR REVENUES

               Historically, a relatively small number of customers, especially Telxon, have accounted for a significant portion of our total revenues in any particular period. Three of our customers, Telxon, ARtem Datenfunksysteme GmbH, and Business Partner Solutions, Inc., each accounted for over 10% of our total revenues for the quarter ended June 30, 1999. In the quarter ended June 30, 1999, Telxon accounted for 24% of our total revenues. Our four largest non-affiliate customers accounted for 54% of our non-affiliate revenues or 41% of our total revenues for the same period. We have no long-term volume purchase commitments from any of our customers. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our total revenues, because our customers generally resell our products to end users. Due to these factors, some of the following may reduce our operating results:

- reduction, delay or cancellation of orders from one or more of our significant customers;

- development by one or more of our significant customers of other, competitive sources of supply;

- selection by one or more of our significant customers of equipment manufactured by one of our competitors as a preferred solution;

- loss of one or more of our significant customers or a disruption in our sales and distribution channels to these customers; or

- failure of one of our significant customers to make timely payment of our invoices.

               We cannot be certain that these significant customers will continue purchasing levels of previous periods and a decline in these levels for any reason would negatively affect our revenues.

WE MUST EXPAND OUR DISTRIBUTION CHANNELS IN ORDER TO INCREASE SALES OF OUR PRODUCTS

               To increase revenues, we believe we must increase the number of our distribution partners. Our strategy includes an effort to reach a greater number of end users through indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop these indirect channels. This could adversely affect our operating results if we do not generate the revenues necessary to offset these investments. We will be dependent upon the acceptance of our products by distributors and their active marketing and sales efforts relating to our products. The distributors to whom we sell our products are independent and are not obligated to deal with us exclusively or to purchase any specified amount of our products. Because we do not generally fulfill orders by end users of our products sold through distributors, we will be dependent upon the ability of distributors to accurately forecast demand and maintain appropriate levels of inventory. If we are unable to expand our distribution channels, we may not be able to increase sales of our product.

OUR DISTRIBUTORS MAY NOT GIVE PRIORITY TO OUR PRODUCTS WHICH MIGHT RESULT IN LOWER PRODUCT SALES

               We expect that our distributors will also sell competing products. These distributors may not continue, or may not give a high priority to, marketing and supporting our products. This and other channel conflicts could result in diminished sales through the indirect channel and adversely affect our operating results. Additionally, because lower prices are typically charged on sales made through indirect channels, increased indirect sales could adversely affect our average selling prices and result in lower gross margins.

COMPLIANCE WITH EXISTING AND POTENTIAL INDUSTRY STANDARDS MAY BE DIFFICULT AND COSTLY

               We have developed and continue to develop our products to comply with existing industry standards and anticipated future standards. We may not introduce products that comply with future industry standards on a timely basis. In particular, we expend, and intend to continue to expend, substantial resources in developing products and product features that are designed to conform to the IEEE 802.11 wireless LAN standard, as well as to other industry standards that have not yet been formally adopted. Further, our high speed 4800 Turbo DS series of products is designed to conform with the proposed high speed addition to the IEEE 802.11 standard. Our products may fail to meet future industry standards or the standards ultimately adopted by the industry may vary from those anticipated by us.

               We participated in the promulgation of the IEEE 802.11 standard through two of our senior officers who are members of the IEEE 802.11 Standards Committee. Companies participating in the promulgation of the IEEE 802.11 standard have represented to the IEEE that they will grant licenses to their patents on a fair and equitable basis if those patents are required to implement products that comply with the standard. Our ability to market IEEE 802.11 compliant products may depend upon our ability to obtain these licenses from the other participating companies. Our failure to obtain any required license at a commercially reasonable cost could have a material adverse effect on our competitive position and results of operations.

EXISTING AND POTENTIAL WIRELESS LAN STANDARDS MAY NOT ACHIEVE MARKET ACCEPTANCE AND MAY LOWER BARRIERS TO MARKET ENTRY, EITHER OF WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

               Because we develop our products to comply with industry standards, sales of our products could decline if these standards do not gain market acceptance or if consumers ultimately prefer to purchase products which do not comply with these standards, or which comply with new or competing standards, or which are based on proprietary designs. Also, product standardization may have the effect of lowering barriers to entry in the markets in which we seek to sell our products, by diminishing product differentiation. This would increase competition based upon criteria such as the relative size and marketing skills of competitors and we may not compete favorably.

COMPLIANCE WITH VARYING GOVERNMENT REGULATIONS IN MULTIPLE JURISDICTIONS WHERE WE SELL PRODUCTS MAY BE DIFFICULT AND COSTLY

               In the United States, our products are subject to various Federal Communications Commission rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio frequency spectrum. FCC rules require compliance with administrative and technical requirements as a condition to the operation or marketing of devices that emit radio frequency energy, such as our products. Our products comply with Part 15 of the current FCC regulations permitting license-free operation of radio devices in the 902-928 MHz and 2.4-2.4835 GHz radio frequency bands.

The Part 15 regulations are designed to minimize the probability of interference to the other users of those frequency bands and accord Part 15 systems secondary status. In order of priority, the primary users of those band widths are the following:

- devices which use radio waves to produce heat rather than to communicate;

-        governmental uses;

-        vehicle monitoring systems; and

-        amateur radio.

               In the event of interference between a primary user in those band widths and a Part 15 user, the primary user can require the Part 15 user to curtail transmissions that create interference. Our products are also subject to regulatory requirements in markets outside the United States, where we have limited experience in gaining regulatory approval. The regulatory environment in which we operate subjects us to several risks, including:

- if users must cease use of our products because their operation causes interference to authorized users of the radio frequency spectrum, or authorized users cause interference which must be accepted by users of our products, market acceptance of our products and our results of operations could be adversely affected;

- regulatory changes, including changes in the allocation of available radio frequency spectrum or requirements for licensed operation, may significantly impact our operations by rendering current products non-compliant or restricting the applications and markets served by our products; and

- we may not be able to comply with all applicable regulations in each of the countries where our products are sold or proposed to be sold, and we may need to modify our products to meet local regulations.

OUR SUCCESS DEPENDS ON OBTAINING AND PROTECTING INTELLECTUAL PROPERTY

               Our success depends in part on our ability to obtain and preserve patent and other intellectual property rights covering our products and development and testing tools. The process of seeking patent protection can be time consuming and expensive. We cannot assure you that:

-        patents will issue from currently pending or future applications;

- our existing patents or any new patents will be sufficient in scope to provide meaningful protection or any commercial advantage to us;

- foreign intellectual property laws will protect our intellectual property rights; or

- others will not independently develop similar products, duplicate our products or design around any patents issued to us.

               Intellectual property rights are uncertain and involve complex legal and factual questions. Though we are not aware of any third party intellectual property rights that would prevent our use and sale of our products, we may unknowingly infringe the proprietary rights of others. Any infringement could result in significant liability to us. If we do infringe the proprietary rights of others, we could be forced to either seek a license to those intellectual property rights or alter our products so that they no longer infringe those proprietary rights. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical.

               We also rely on trade secrets, proprietary know-how and confidentiality provisions in agreements with employees and consultants to protect our intellectual property. Other parties may not comply with the terms of their agreements with us, and we may not be able to adequately enforce our rights against these parties.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS WHICH COULD SERIOUSLY HARM OUR BUSINESS

               Any dispute regarding intellectual property, whether ours or that of another company, may result in legal proceedings. These types of proceedings may be costly and time consuming for us, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, the prevailing party's litigation expenses and obtain a license or stop making the subject product.

IF WE FAIL TO MANAGE OUR GROWTH, OUR BUSINESS, FINANCIAL CONDITION AND PROSPECTS COULD BE SERIOUSLY HARMED

               We have expanded our operations in recent years, and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities, as well as to provide corporate services previously provided to us by Telxon. This expansion has placed, and future expansion is expected to place, a significant strain on our management, technical, operational, administrative and financial resources. We have recently hired new employees, including a number of key managerial and operations personnel, who have not yet been fully integrated into our operations.

               Our current and planned expansion of personnel, systems, procedures and controls may be inadequate to support our future operations. We may be unable to attract, retain, motivate and manage required personnel, including finance, administrative and operations staff, or to successfully identify, manage and exploit existing and potential market opportunities because of inadequate staffing. We may also be unable to manage further growth in our multiple relationships with our OEMs, distributors and other third parties. If we are unable to manage growth effectively, our business, financial condition and results of operations could be adversely affected.

OUR INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY ADDITIONAL RISKS UNIQUE TO THOSE MARKETS

               Revenues from customers outside of the United States accounted for approximately 29% of our total revenues for the three months ended June 30, 1999. We anticipate that revenues from customers outside of the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Expansion of our international operations has required, and will continue to require, significant management attention and resources. In addition, we remain heavily dependent on distributors to market, sell and support our products internationally. Our international operations are subject to additional risks, including the following:

- difficulties of staffing and managing foreign operations;

- longer customer payment cycles and greater difficulties in collecting accounts receivable;

- unexpected changes in regulatory requirements, exchange rates, trading policies, tariffs and other barriers;

- uncertainties of laws and enforcement relating to the protection of intellectual property;

-        language barriers;

-        potential adverse tax consequences; and

-        political and economic instability.

               We currently sell products in countries that have recently experienced significant problems with their economies, the value of their currency, availability of credit and their ability to engage in foreign trade in general, including in Russia and Japan. We are unable to determine whether economic downturns in any particular country will adversely effect our business or results of operations. We cannot predict the impact that any future fluctuations in foreign currency exchange rates or the adoption of the Euro, the single European currency introduced in January 1999, may have on our operating results and financial condition.

RISKS RELATING TO YEAR 2000 ISSUES MAY ADVERSELY AFFECT OUR BUSINESS

               Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This "Year 2000" problem could result in miscalculations, data corruption, system failures or disruptions of operations. We reasonably expect that at worst these disruptions could result in our inability to process transactions, manufacture and ship products, send invoices or engage in similar normal business activities for an indefinite period of time, which could impair our viability.

               The Year 2000 problem could also affect embedded systems, such as building security systems, machine controllers, telephone switches and other equipment. Our systems may suffer from date related problems, and if so, we may need to upgrade or replace our computer systems, software and other equipment, which could result in significant expenditures.

               Neither our current products nor our prior products utilize internal calendars that are dependent upon the input of, or reference to, a specific date, and we do not anticipate designing any products that are date dependent. Furthermore, the purchasing patterns of our customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for network equipment and other purchases, which could have a material adverse effect on our business, operating results and financial condition.

               We rely on numerous third parties who may not be Year 2000 compliant. This includes our contract manufacturers, our sole and limited source component suppliers and other vendors, and our distributors, resellers and OEMs. Failure of any of these third parties to be Year 2000 compliant could require us to incur significant unanticipated expenses to remedy any resulting problems or to replace the affected third party. This could reduce our revenues and could have a material adverse effect on our business, operating results and financial condition. To date, we have not developed contingency plans for those eventualities.

WE ARE DEPENDENT ON KEY PERSONNEL AND IF WE ARE UNABLE TO HIRE OR RETAIN NEEDED PERSONNEL, OUR ABILITY TO DO BUSINESS PROFITABLY COULD BE HARMED

               There are a limited number of skilled design, process and testing engineers and marketing professionals involved in the wireless data communication industry. The competition for these employees is intense. Skilled professionals often move among the various competitors in this industry. Our future growth depends in large part on retaining our current employees and attracting new technical, marketing and management personnel. The loss of key employees or failure to attract new key employees could materially affect our business.

RECENTLY HIRED KEY EMPLOYEES MAY NOT SUCCESSFULLY INTEGRATE INTO OUR MANAGEMENT TEAM

               We have recently hired a number of our officers, including our Senior Vice President and Chief Financial Officer in January 1999, Senior Vice President, Sales and Marketing in August 1998 and Vice President, Marketing in January 1999. These individuals have not previously worked together and are in the process of integrating as a management team, together and with existing management. There can be no assurances that they will be able to effectively work together or successfully manage any growth we experience.

THERE MAY BE POTENTIAL HEALTH AND SAFETY RISKS RELATED TO OUR PRODUCTS WHICH COULD NEGATIVELY AFFECT PRODUCT SALES

               There has been public concern regarding the potential health and safety risks of electromagnetic emissions. Our wireless networking products emit electromagnetic radiation, but we do not believe that our products pose a safety concern. If safety or health issues do arise, product sales could decline or cease. These issues could have a material adverse effect on our business and results of operations. Even if safety concerns ultimately prove to be without merit, negative publicity could have a material adverse effect on our ability to market products.

OUR COMMON STOCK PRICE MAY BE VOLATILE

               The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. Our stock price may also be volatile.

DELAWARE LAW AND OUR CORPORATE DOCUMENTS INCLUDE ANTI-TAKEOVER PROVISIONS WHICH MAY LIMIT THE VALUE STOCKHOLDERS CAN REALIZE FROM OUR STOCK

               Our corporate documents and applicable provisions of the Delaware General Corporation Law could discourage, delay or prevent a third party or significant stockholder from acquiring or gaining control of us. These provisions:

- authorize the issuance of preferred stock with rights senior to those of common stock, which our Board of Directors can create and issue without prior stockholder approval;

-        prohibit stockholder action by written consent;

- establish advance notice requirements for submitting nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at a meeting; and

- establish staggered terms for members of the Board of Directors.

               In addition, we are a party to a Rights Agreement, pursuant to which each share of our common stock includes a companion purchase right. Under circumstances controlled by our Board of Directors, the purchase rights may impose severe impediments to any person seeking to acquire us or gain control over us. Any of these anti-takeover provisions could lower the market price of the common stock and could deprive our stockholders of the opportunity to receive a premium for their shares in the event that we are sold.

THE NUMBER OF OUR SHARES WHICH ARE PUBLICALLY TRADED MAY INCREASE IN THE NEAR FUTURE

               Over six million of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well All of our officers, directors, stockholders, warrant holders and each holder of more than 5,000 options have executed lock up agreements in which they agreed not to sell any shares of common stock during the period ending 180 days after the date of the prospectus in the Registration Statement. This restriction can be waived by the underwriters at any time without notice to us, our stockholders or the public in general.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

               We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We are experiencing increases in our sales into foreign markets of products manufactured in the United States. Foreign currency fluctuations could effect the price competitiveness and margins of foreign sales. We have not entered into interest rate or foreign currency transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial at June 30, 1999.

               Our exposure to interest rate changes results in part from our variable-rate line of credit. At June 30, 1999, we had $2.5 million due July 1, 2000 bearing interest at either the bank's prime rate or London Interbank Overnight Rate plus 2%. A one percentage point change in the weighted average interest would not have a material impact on our annual interest expense. In August 1999, we repaid all outstanding amounts under the line of credit.

               Our exposure to interest rate changes also results from investment of funds in excess of current operating requirements. We invest our funds in short-term, interest-bearing, investment grade securities. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               (c) We are furnishing the following information with regard to all securities sold by us during the period covered by this report that were not registered under the Securities Act of 1933. In May 1999, we granted options to purchase an aggregate of 125,000 shares of common stock, at an exercise price of $9.00 per share. The sales of these securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

               (d) We are furnishing the following information with respect to the use of proceeds from our initial public offering. A Registration Statement on Form S-1, as amended (Registration No. 333- 78507), was initially filed with the Securities and Exchange Commission on May 14, 1999, was declared effective on July 29, 1999 and the offering commenced on July 30, 1999. The managing underwriters for the offering were Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, Prudential Securities and CIBC World Markets.

               Of the 6,000,000 shares of common stock, $0.01 par value, offered, we sold 4,000,000 shares and a selling stockholder sold 2,000,000 shares. We received no proceeds from the shares sold by the selling stockholder. Payment of expenses from the proceeds were to persons other than our directors, officers, general partners or their associates, persons owning 10% or more of our equity securities or affiliates of the Company. The following table sets forth approximate proceeds and expenses.

Our aggregate public offering price ................................................    $44,000,000
Selling stockholder's aggregate public offering price ..............................    $22,000,000
Our underwriting discounts and commissions .........................................    $ 3,080,000
Selling stockholder's underwriting discounts and commissions .......................    $ 1,540,000
Our offering expenses ..............................................................    $ 2,000,000
Our aggregate net proceeds .........................................................    $38,920,000

               In August 1999, we repaid the approximately $2,500,000 outstanding indebtedness under our credit line. Pending further uses, we have invested our net proceeds from the offering in short-term, interest-bearing, investment grade securities. We have not identified any other specific expenditures which will be made with the net proceeds from the offering, but we expect to use the proceeds for general corporate purposes, which may include:

- expansion of our engineering organization and product development programs;

-        expansion of our marketing and sales capabilities;

- expansion of our general and administrative functions;

- investment in complementary technology through licensing arrangements and otherwise; and

-        working capital.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               1. By a written consent of the stockholders dated April 21, 1999, our stockholders removed Norton W. Rose from our Board of Directors and elected John W. Paxton to serve until the next annual meeting or until his successor is elected. Holders of 7,276,5000 shares out of 9,567,181 shares issued and outstanding executed the written consent.

               2. By a written consent of the stockholders dated May 7, 1999, our stockholders took the following actions by written consent:

               a. approved our initial public offering and the taking of all acts required in connection therewith;

               b.   approved and adopted our 1999 Employee Stock Purchase Plan;

               c.   approved and adopted our 1999 Omnibus Stock Incentive Plan;

               d. approved and adopted our Amended and Restated Certificate of Incorporation to, among other things, authorize preferred stock, stagger the terms of our Board of Directors, abolish the right of stockholders to act by written consent, establish procedures to call special meetings and to establish procedures to amend our bylaws;

               e. approved and adopted our Second Amended and Restated Bylaws to, among other things, effect certain changes to corporate governance; and

               f. approved and adopted our 1999 Rights Agreement with Harris Trust and Savings Bank, trustee.

Holders of 8,978,277 shares out of 9,567,181 shares issued and outstanding executed the written consent.

               3. By a written consent of the stockholders dated May 13, 1999, our stockholders approved and adopted our 1999 Stock Option Plan for Non-Employee Directors. Holders of 7,276,500 shares out of 9,567,181 shares issued and outstanding executed the written consent.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

EXHIBIT
NUMBER                       DESCRIPTION
------                       -----------

3.1+ Amended and Restated Certificate of Incorporation of Aironet Wireless Communications, Inc.

3.2*           Second Amended and Restated Bylaws of Aironet Wireless
               Communications, Inc.

4.1*           Specimen of certificate for shares of Aironet's common stock

4.2+           Rights Agreement between Aironet Wireless Communications, Inc.
               and Harris Trust and Savings Bank, as Rights Agent, dated as of June 25, 1999, including form of rights certificate

4.3*           Warrant certificate issued to Furneaux & Company, LLC

4.4 Registration Rights Agreement by and among Aironet and certain of its security holders, dated as of March 31, 1998 included as
               Exhibit 10.4.3 to Aironet's Registration Statement on Form S-1, as amended (Registration No. 333-78507)

10.1           Aironet's Compensation and Benefits Plans

10.1.1*        Aironet Wireless Communications, Inc. 1996 Stock Option Plan

10.1.2* Amended and Restated Aironet Wireless Communications, Inc. 1996 Stock Option Plan

10.1.3* First Amendment to Amended and Restated Aironet Wireless Communications, Inc. 1996 Stock Option Plan

10.1.4*        Aironet Wireless Communications, Inc. 1999 Employee Stock
               Purchase Plan

10.1.5*        Aironet Wireless Communications, Inc. 1999 Omnibus Stock
               Incentive Plan

10.1.6* Aironet Wireless Communications, Inc. 1999 Stock Option Plan for Non-Employee Directors

10.1.7*        Employment Agreement between Aironet and Roger J. Murphy, Jr.

10.1.8*        Employment Letter Agreement between Aironet and Richard G. Holmes

10.1.9*        Employment Letter Agreement between Aironet and Ronald B. Willis

10.1.10*       Employment Letter Agreement between Aironet and Harvey A. Ikeman

10.1.11* Promissory Note made by Roger J. Murphy, Jr. to the order of Aironet in the principal amount of $372,000

10.1.11.1*     Amendment to Promissory Note, included as Exhibit 10.1.11

10.1.12* Telxon's Retirement & Uniform Matching Profit Sharing Plan, as amended (in which Aironet's employees participate pursuant to the Services Agreement included as Exhibit 10.7)

10.1.12.1*     Supplemental Participation Agreement and Certificate of
               Resolution to Telxon's Retirement & Uniform Matching Profit
               Sharing Plan, as amended

10.1.13*       Telxon 1995 Employee Stock Purchase Plan

10.2           Material Leases

10.2.1* Lease between Aironet and Telxon Corporation for 91 Springside Drive, Akron, Ohio, dated as of April 1, 1998

10.2.2* Sublease Agreement between Aironet and Telxon Corporation for 3875 Embassy Parkway, Bath, Ohio dated as of September 1, 1998

10.2.3* Lease renewal between Telxon Corporation and Aironet, dated June 16, 1999, for Lease included as Exhibit 10.2.1 and Sublease included as 10.2.2

10.3* Loan Agreement between Aironet and The Huntington National Bank, dated as of July 24, 1998

10.3.1+ First Amendment to Loan Agreement dated April 30, 1999 amending the Loan Agreement included as Exhibit 10.3.

10.4* Subscription Agreement by and among Aironet and the investors who executed the same, dated as of March 31, 1998

10.4.1* Form of warrant issued pursuant to the Subscription Agreement included as Exhibit 10.4

10.4.2* Stockholders Agreement by and among Aironet and its stockholders party thereto, dated as of March 31, 1998, in connection with the transactions under the Subscription Agreement included as Exhibit 10.4

10.4.2.1*      Form of Addendum to Stockholders Agreement included as Exhibit
               10.4.2

10.4.3* Registration Rights Agreement by and among Aironet and certain of its security holders, dated as of March 31, 1998

10.4.3.1*      Form of Addendum to Registration Rights Agreement included as
               Exhibit 10.4.3

10.4.3.2*      Addendum by Telantis Venture Partners IV, Inc. to Registration
               Rights Agreement included as Exhibit 10.4.3

10.5* License, Rights and Supply Agreement between Aironet and Telxon Corporation, dated as of March 31, 1998

10.5.1* First Amendment to License, Rights and Supply Agreement dated as of March 31, 1999

10.6* Tax Benefit and Indemnification Agreement between Aironet and Telxon Corporation, dated as of March 31, 1998

10.6.1* Promissory Note made by Aironet to the order of Telxon Corporation with the Tax Benefit and Indemnification Agreement included as Exhibit 10.6

10.7* Services Agreement between Aironet and Telxon Corporation, dated as of March 31, 1998

10.8* Assignment of Patent Applications made by Telxon Corporation in favor of Aironet, dated as of March 30, 1998

10.9* Assignment of Patent Applications made by Aironet in favor of Telxon Corporation, dated as of March 30, 1998

10.10* Cross Covenant Not to Sue between Aironet and Telxon Corporation, dated as of March 31, 1998

10.11* AirAware Acknowledgment between Aironet and Telxon Corporation, dated as of March 30, 1998

10.12* LM3000 Software Agreement between Aironet and Telxon Corporation, dated as of March 30, 1998

10.13* Patent Continuation in Part Agreement between Aironet and Telxon Corporation, dated as of March 30, 1998

10.14* Patent License Agreement between Aironet and Telxon Corporation, dated as of March 30, 1998

10.15* Nondisclosure Agreement between Aironet and Telxon Corporation, dated as of March 31, 1998

27+            Financial Data Schedule
---------------
+Filed herewith.

*Incorporated by reference to this exhibit number to Aironet's Registration Statement on Form S-1, as amended (Registration No. 333-78507) filed on May 14, 1999 and declared effective on July 29, 1999.

(b) We filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 10, 1999     Aironet Wireless Communications, Inc.


                                By:/s/ Richard G. Holmes
                                   ------------------------------------------
                                   Richard G. Holmes
                                   Senior Vice President and Chief Financial
                                    Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION
------                       -----------

3.1+ Amended and Restated Certificate of Incorporation of Aironet Wireless Communications, Inc.

3.2*           Second Amended and Restated Bylaws of Aironet Wireless
               Communications, Inc.

4.1*           Specimen of certificate for shares of Aironet's common stock

4.2+           Rights Agreement between Aironet Wireless Communications, Inc.
               and Harris Trust and Savings Bank, as Rights Agent, dated as of June 25, 1999, including form of rights certificate

4.3*           Warrant certificate issued to Furneaux & Company, LLC

4.4 Registration Rights Agreement by and among Aironet and certain of its security holders, dated as of March 31, 1998 included as
               Exhibit 10.4.3 to Aironet's Registration Statement on Form S-1, as amended (Registration No. 333-78507)

10.1           Aironet's Compensation and Benefits Plans

10.1.1*        Aironet Wireless Communications, Inc. 1996 Stock Option Plan

10.1.2* Amended and Restated Aironet Wireless Communications, Inc. 1996 Stock Option Plan

10.1.3* First Amendment to Amended and Restated Aironet Wireless Communications, Inc. 1996 Stock Option Plan

10.1.4*        Aironet Wireless Communications, Inc. 1999 Employee Stock
               Purchase Plan

10.1.5*        Aironet Wireless Communications, Inc. 1999 Omnibus Stock
               Incentive Plan

10.1.6* Aironet Wireless Communications, Inc. 1999 Stock Option Plan for Non-Employee Directors

10.1.7*        Employment Agreement between Aironet and Roger J. Murphy, Jr.

10.1.8*        Employment Letter Agreement between Aironet and Richard G. Holmes

10.1.9*        Employment Letter Agreement between Aironet and Ronald B. Willis

10.1.10*       Employment Letter Agreement between Aironet and Harvey A. Ikeman

10.1.11* Promissory Note made by Roger J. Murphy, Jr. to the order of Aironet in the principal amount of $372,000

10.1.11.1*     Amendment to Promissory Note, included as Exhibit 10.1.11

10.1.12* Telxon's Retirement & Uniform Matching Profit Sharing Plan, as amended (in which Aironet's employees participate pursuant to the Services Agreement included as Exhibit 10.7)

10.1.12.1*     Supplemental Participation Agreement and Certificate of
               Resolution to Telxon's Retirement & Uniform Matching Profit
               Sharing Plan, as amended

10.1.13*       Telxon 1995 Employee Stock Purchase Plan

10.2           Material Leases

10.2.1* Lease between Aironet and Telxon Corporation for 91 Springside Drive, Akron, Ohio, dated as of April 1, 1998

10.2.2* Sublease Agreement between Aironet and Telxon Corporation for 3875 Embassy Parkway, Bath, Ohio dated as of September 1, 1998

10.2.3* Lease renewal between Telxon Corporation and Aironet, dated June 16, 1999, for Lease included as Exhibit 10.2.1 and Sublease included as 10.2.2

10.3* Loan Agreement between Aironet and The Huntington National Bank, dated as of July 24, 1998

10.3.1+ First Amendment to Loan Agreement dated April 30, 1999, amending the Loan Agreement included as Exhibit 10.3

10.4* Subscription Agreement by and among Aironet and the investors who executed the same, dated as of March 31, 1998

10.4.1* Form of warrant issued pursuant to the Subscription Agreement included as Exhibit 10.4

10.4.2* Stockholders Agreement by and among Aironet and its stockholders party thereto, dated as of March 31, 1998, in connection with the transactions under the Subscription Agreement included as Exhibit 10.4

10.4.2.1*      Form of Addendum to Stockholders Agreement included as Exhibit
               10.4.2

10.4.3* Registration Rights Agreement by and among Aironet and certain of its security holders, dated as of March 31, 1998

10.4.3.1*      Form of Addendum to Registration Rights Agreement included as
               Exhibit 10.4.3

10.4.3.2*      Addendum by Telantis Venture Partners IV, Inc. to Registration
               Rights Agreement included as Exhibit 10.4.3

10.5* License, Rights and Supply Agreement between Aironet and Telxon Corporation, dated as of March 31, 1998

10.5.1* First Amendment to License, Rights and Supply Agreement dated as of March 31, 1999

10.6* Tax Benefit and Indemnification Agreement between Aironet and Telxon Corporation, dated as of March 31, 1998

10.6.1* Promissory Note made by Aironet to the order of Telxon Corporation with the Tax Benefit and Indemnification Agreement included as Exhibit 10.6

10.7* Services Agreement between Aironet and Telxon Corporation, dated as of March 31, 1998

10.8* Assignment of Patent Applications made by Telxon Corporation in favor of Aironet, dated as of March 30, 1998

10.9* Assignment of Patent Applications made by Aironet in favor of Telxon Corporation, dated as of March 30, 1998

10.10* Cross Covenant Not to Sue between Aironet and Telxon Corporation, dated as of March 31, 1998

10.11* AirAware Acknowledgment between Aironet and Telxon Corporation, dated as of March 30, 1998

10.12* LM3000 Software Agreement between Aironet and Telxon Corporation, dated as of March 30, 1998

10.13* Patent Continuation in Part Agreement between Aironet and Telxon Corporation, dated as of March 30, 1998

10.14* Patent License Agreement between Aironet and Telxon Corporation, dated as of March 30, 1998

10.15* Nondisclosure Agreement between Aironet and Telxon Corporation, dated as of March 31, 1998

27+            Financial Data Schedule


---------------
+Filed herewith.

*Incorporated by reference to this exhibit number to Aironet's Registration Statement on Form S-1, as amended (Registration No. 333-78507) filed on May 14, 1999 and declared effective on July 29, 1999.