Form 10-Q
period 1999-09-30
AIRONET WIRELESS COMMUNICATIONS INC
filed 1999-11-15
CIK 1082852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|.

         At November 12, 1999 there were 14,202,910 shares of Registrant's Common Stock outstanding.

                      AIRONET WIRELESS COMMUNICATIONS, INC.
                                      INDEX




                                                                                                                    PAGE

PART I. FINANCIAL INFORMATION

                 Item 1. Financial Statements:
                          Consolidated Balance Sheets as of September 30, 1999
                              and March 31, 1999..................................................................     3
                          Consolidated Statements of Operations for the
                              Three-Month and Six-Month Periods Ended September 30, 1999 and 1998.................     4
                          Consolidated Statements of Cash Flows for the
                              Three-Month Periods Ended September 30, 1999 and 1998...............................     5
                          Notes to the Consolidated Financial Statements..........................................     6
                 Item 2. Management's Discussions and Analysis of Financial Condition
                              and Results of Operation............................................................    10
                 Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................    26

PART II. OTHER INFORMATION

                 Item 2. Changes in Securities and Use of Proceeds................................................    28
                 Item 6. Exhibits and Reports on Form 8-K.........................................................    29
                 Signatures   ....................................................................................    32
                 Exhibit Index....................................................................................    33


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                AIRONET WIRELESS COMMUNICATIONS, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  SEPTEMBER 30,             MARCH 31,
                                                                                      1999                    1999
                                                                                   (UNAUDITED)
                                                                                ----------------          ------------
ASSETS

Current assets:
     Cash and cash equivalents                                                       $ 48,008               $  6,137
     Accounts receivable, trade, net                                                    5,375                  4,242
     Accounts receivable, other                                                           680                    243
     Receivable from affiliate                                                          4,051                  3,609
     Inventories                                                                        5,039                  4,625
     Deferred tax asset                                                                   802                    733
     Prepaid expenses and other                                                           678                    404
     Income taxes receivable                                                              282                    620
                                                                                     --------               --------
          Total current assets                                                         64,915                 20,613
Property and equipment, net                                                             2,717                  2,381
Deferred tax asset                                                                        932                    882
Intangible assets, net                                                                  2,725                  3,191
Other long-term assets                                                                      5                    131
                                                                                     --------               --------
          Total assets                                                               $ 71,294               $ 27,198
                                                                                     ========               ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $  4,838               $  4,618
     Payable to affiliate                                                               1,015                  2,085
     Income taxes payable                                                                 239                     30
     Deferred tax liability                                                              --                       10
     Accrued liabilities                                                                4,599                  3,358
                                                                                     --------               --------
          Total current liabilities                                                    10,691                 10,101
 Line of credit                                                                          --                    2,500
                                                                                     --------               --------
          Total liabilities                                                            10,691                 12,601

Stockholders' equity:
     Common stock, $.01 par value per share; 60,500,000
        shares authorized; 14,203,544 shares issued and                                   142                     96
        outstanding
     Additional paid-in capital                                                        63,638                 19,101
     Accumulated deficit                                                               (3,177)                (4,600)
                                                                                     --------               --------
          Total stockholders' equity                                                   60,603                 14,597
                                                                                     --------               --------
          Total liabilities and stockholders' equity                                 $ 71,294               $ 27,198
                                                                                     ========               ========

       See accompanying notes to the consolidated financial statements.


                                                AIRONET WIRELESS COMMUNICATIONS, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)


                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              SEPTEMBER  30,                      SEPTEMBER 30,

                                                         1999               1998             1999               1998
                                                         ----               ----             ----               ----

Revenues:
   Non-affiliate                                       $ 10,298          $  5,049          $ 19,763          $ 11,211
   Affiliate product                                      3,231             2,470             4,724             3,904
   Affiliate royalty                                      1,445             2,460             2,890             4,341
                                                       --------          --------          --------          --------
       Total revenues                                    14,974             9,979            27,377            19,456
                                                       --------          --------          --------          --------
Cost of revenues:
   Non-affiliate                                          5,800             3,541            11,097             7,449
   Affiliate                                              2,420             2,072             3,570             3,286
                                                       --------          --------          --------          --------
       Total cost of revenues                             8,220             5,613            14,667            10,735
                                                       --------          --------          --------          --------
Gross profit:
   Non-affiliate                                          4,498             1,508             8,666             3,762
   Affiliate product                                        811               398             1,154               618
   Affiliate royalty                                      1,445             2,460             2,890             4,341
                                                       --------          --------          --------          --------
       Total gross profit                                 6,754             4,366            12,710             8,721
                                                       --------          --------          --------          --------
Operating expenses:
   Sales and marketing                                    2,432             1,274             4,791             2,756
   Research and development                               1,758             1,527             3,516             3,151
   General and administrative                             1,067               898             1,848             1,998
   Goodwill amortization                                    216               216               432               432
                                                       --------          --------          --------          --------
       Total operating expenses                           5,473             3,915            10,587             8,337
                                                       --------          --------          --------          --------
Income from operations                                    1,281               451             2,123               384
Interest (income), net                                     (372)             --                (389)              (10)
                                                       --------          --------          --------          --------
Income before income taxes                                1,653               451             2,512               394
Provision for income taxes                                  675               618             1,089               540
                                                       --------          --------          --------          --------
Net income (loss)                                      $    978          ($   167)         $  1,423          ($   146)
                                                       ========          ========          ========          ========
Net income (loss) per common share:
   Basic                                               $   0.08          ($  0.02)         $   0.13          ($  0.02)
                                                       --------          --------          --------          --------
   Diluted                                             $   0.07          ($  0.02)         $   0.12          ($  0.02)
                                                       --------          --------          --------          --------
Weighted average shares used in calculating
   net income (loss) per common share:
   Basic                                                 12,303             9,339            10,838             9,277
                                                       --------          --------          --------          --------
   Diluted                                               13,480             9,339            12,051             9,277
                                                       --------          --------          --------          --------




     See accompanying notes to the consolidated financial statements.



                                       AIRONET WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)

                                                                                                SIX  MONTHS ENDED SEPTEMBER 30,
                                                                                                1999                      1998
                                                                                                ----                      ----

Cash flows from operating activities:
   Net income ......................................................................        $  1,423                $   (146)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation .................................................................             606                     653
      Amortization .................................................................             561                     577
      Provision for doubtful accounts ..............................................             163                     156
      Provision for inventory obsolescence .........................................             655                      96
      Deferred income taxes ........................................................            (129)                   (109)
      Stock compensation expense ...................................................             224                     780
      Changes in other assets and liabilities:
         Accounts receivable, trade ................................................          (1,296)                    882
         Accounts receivable, other ................................................            (437)                 (2,259)
           Receivable from affiliate ...............................................            (442)                 (1,534)
           Inventories .............................................................          (1,069)                   (633)
           Prepaid expenses and other assets .......................................            (274)                    (89)
           Income taxes receivable .................................................             338                    --
           Other long-term assets ..................................................             (12)                    (46)
           Accounts payable ........................................................             220                     575
           Payable to affiliate ....................................................          (1,260)                    121
           Income taxes payable ....................................................             209                     650
           Accrued liabilities .....................................................           1,241                     680
                                                                                            --------                --------
             Total adjustments .....................................................            (702)                    500
                                                                                            --------                --------
             Net cash provided by operating activities .............................             721                     354
Cash flows from investing activities:
   Capital expenditures ............................................................            (942)                   (563)
   Purchases of intangible assets ..................................................             (95)                   --
                                                                                            --------                --------
             Net cash used in investing activities .................................          (1,037)                   (563)
                                                                                            --------                --------
Cash flows from financing activities:
   Payable to affiliate ............................................................            --                    (3,648)
   Net proceeds from sales of stock ................................................          45,664                   1,918
   Line of credit ..................................................................          (2,500)                  2,500
   Options exercised ...............................................................             202                    --
   Deferred offering costs .........................................................          (1,179)                   --
                                                                                            --------                --------
             Net cash provided by financing activities .............................          42,187                     770
                                                                                            --------                --------
Net (decrease) increase in cash and cash equivalents ...............................          41,871                     561
Cash and cash equivalents at beginning of period ...................................           6,137                   2,864
                                                                                            --------                --------
Cash and cash equivalents at end of period .........................................        $ 48,008                $  3,425
                                                                                            ========                ========

        See accompanying notes to the consolidated financial statements.

             AIRONET WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         The financial information herein includes the accounts of Aironet Wireless Communications, Inc. and its subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated statement of financial position as of September 30, 1999 and the related statements of operations and cash flows for the three-month and six-month periods ended September 30, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information refer to the Consolidated Financial Statements and the Notes thereto included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-78507), filed with the Securities and Exchange Commission on May 14, 1999 and which became effective on July 29, 1999 (the "Registration Statement") and Form 10-Q filed September 10, 1999.

The Company has no items of other comprehensive income.

NOTE 2 -- INVENTORIES

Inventories consisted of the following:

                                                                                           SEPTEMBER 30,     MARCH 31,
                                                                                               1999            1999
                                                                                               ----            ----
                                                                                                  (IN THOUSANDS)

Purchased components...........................................................             $    3,915     $    3,723
Work-in-process................................................................                    401            290
Finished goods.................................................................                    723            612
                                                                                            ----------     ----------
                                                                                            $    5,039     $    4,625
                                                                                            ==========     ==========

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

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         ------------------             ----------------
                                                                           SEPTEMBER  30,                SEPTEMBER 30,
                                                                           --------------                -------------

                                                                        1999           1998           1999            1998
                                                                        ----           ----           ----            ----



Weighted average common shares outstanding - basic ................    12,303          9,339         10,838          9,277
Additional shares potentially issuable for
   stock options and stock purchase warrants ......................     1,177           --            1,213           --
                                                                       ------         ------         ------         ------
Weighted average common shares outstanding - diluted ..............    13,480          9,339         12,051          9,277
                                                                       ======         ======         ======         ======

         For the three months ended September 30, 1999 and 1998, 0 and 1,032,737 respectively, of stock options and stock purchase warrants were not included in the diluted per share computations due to not being "in the money." For the six months ended September 30, 1999 and 1998, 0 and 1,032,737 respectively, of stock options and stock purchase warrants were not included in the diluted per share computations due to not being "in the money." The computations of net income per common share for all periods presented do not include the effects of any dilutive incremental common shares related to stock options granted or common stock warrants issued with exercise rights that are contingent, so long as the contingency is not resolved.


NOTE 4 -- STOCKHOLDERS' EQUITY AND STOCK WARRANTS AND OPTIONS


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


CAPITAL STOCK

         On August 27, 1999, the Company's underwriters exercised their option to purchase an additional 846,800 shares to cover over-allotments sold by the underwriters in our Initial Public Offering ("Offering"), of which 564,562 shares were sold by the Company and 282,238 shares were sold by Telxon, as a selling stockholder. The closing of this transaction took place on September 1, 1999 with proceeds to the Company of $5,775,469.26.


NOTE 5 -- SUBSEQUENT EVENTS

         Effective October 19, 1999, Aironet's Board of Directors entered into Change of Control agreements with five of its executives. Pursuant to these agreements, should an executive be terminated without cause or resigns with good cause within two years of a change of control, that executive will receive severance pay equivalent to one or two times the executive's prior years' annual compensation and receive benefit plan coverage for a period of up to two years from change in control.

         Effective October 29, 1999, the Compensation Committee of Aironet's Board of Directors adopted the First Amendment to the Aironet Wireless Communications, Inc, 1999 Employee Stock Purchase Plan. The amendment changes the commencement of the initial payment period from the first day of the first month following our initial public offering to the first pay day in November 1999 and makes a technical change relating to foreign subsidiaries.

         Pursuant to an Agreement and Plan of Merger and Reorganization dated as of November 8, 1999 (the "Merger Agreement") by and among Cisco Systems, Inc. ("Cisco"), Aironet and Osprey Acquisition Corporation, a wholly-owned subsidiary of Cisco ("Merger Sub"), Merger Sub will merge (the "Merger") with and into Aironet, with the separate corporate existence of Merger Sub ceasing and Aironet continuing as the surviving corporation and a wholly-owned subsidiary of Cisco. At the effective time of the Merger (the "Effective Time"), each share of Aironet's common stock issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive 0.63734 shares of Cisco's common stock, and the Aironet stock will be deregistered and delisted. The value of the transaction based on the trading price of Cisco's common stock on the date of the Merger Agreement is approximately $799 million.

         The consummation of the Merger is subject to various conditions precedent, including (i) approval of the Merger Agreement by the stockholders of Aironet and (ii) expiration or early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

         Aironet has granted Cisco an option to acquire 2,826,375 shares of its common stock, at an exercise price of $48 per share, exercisable upon the occurrence of certain events and has agreed to pay Cisco a fee of $25 million if the Merger is not consummated and certain events have occurred. In addition, certain stockholders of Aironet have agreed to vote in favor of the approval of the Merger Agreement.

         In connection with the Merger Agreement, Aironet's Board of Directors adopted Amendment No. 1 to the Stockholder Rights Agreement dated November 8, 1999. The amendment assures that the purchase rights associated with Aironet's common stock do not become exercisable as a result of Aironet entering into the Merger Agreement, consummating the Merger or in the event that Telxon Corporation transfers its shares of Aironet to a wholly owned subsidiary of Telxon prior to the Merger. In addition, the Company entered into an Agreement with Telxon and Cisco dated as of November 8, 1999, pursuant to which certain of Telxon's agreements with Aironet terminate at the Effective Time of the Merger and certain other agreements will come into force.

         Also in connection with the Merger, Aironet's Board of Directors took action not to accelerate outstanding options other than those granted under the 1999 Stock Option Plan for Non-Employee Directors and not to cash out any outstanding options which will be assumed by Cisco. Aironet's employee benefit plans will not be assumed by Cisco, rather after the Merger eligible employees will be able to participate in Cisco's benefit plans.

         On October 18, 1999, Aironet's Board of Directors granted options under the 1999 Omnibus Stock Incentive Plan to purchase 105,000 shares of the Company's common stock.


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

         We recognize revenues from sales to resellers and OEMs at the time we ship the products. We are a party to contracts with our major distributors, wherein we either reserve against revenues from our sales to distributors or defer revenue recognition, depending on the nature and scope of the distributor's return right. Distributors under contract are afforded price protection. We reserve against revenue for those price protections, provided to the distributors under contract. We believe that these rights of return and price protections are standard negotiated terms provided by manufacturers to large distributors of high tech products.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, our operating results expressed as a percentage of our total revenues.

                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        ------------------             ----------------
                                                                           SEPTEMBER  30,               SEPTEMBER 30,
                                                                           --------------               -------------

                                                                       1999            1998         1999           1998
                                                                       ----            ----         ----           ----

Revenues:
   Non-affiliate.........................................................69%            51%           72%            58%
   Affiliate product.....................................................22             25            17             20
   Affiliate royalty......................................................9             24            11             22
                                                                      -----          -----         -----          -----
       Total revenues...................................................100            100           100            100
                                                                      -----          -----         -----          -----
Cost of revenues.........................................................55             56            54             55
                                                                      -----          -----         -----          -----
Gross profit.............................................................45             44            46             45
Operating expenses:
   Selling and marketing.................................................16             13            17             14
   Research and development..............................................12             15            13             16
   General and administrative.............................................7              9             7             11
Goodwill amortization.....................................................2              2             1              2
         .............................................................-----          -----         -----          -----
Total operating expenses.................................................37             39            38             43
                                                                      -----          -----         -----          -----
Income (loss) from operations.............................................8              5             8              2
Interest expense (income), net...........................................(3)             0            (1)             0
                                                                      -----          -----         -----          -----
Income (loss) before income taxes........................................11              5             9              2
                                                                      -----          -----         -----          -----
Provision (benefit) for income taxes......................................4              6             4              3
                                                                      -----          -----         -----          -----
Net income................................................................7             (1)            5             (1)

         The following table presents, for the periods indicated, costs of revenues and gross profits specifically as a percentage of non-affiliate, affiliate product and affiliate royalty revenues.

                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          SEPTEMBER  30,                 SEPTEMBER 30,
                                                                          --------------                 -------------

                                                                        1999           1998           1999         1998
                                                                        ----           ----           ----         ----

Cost of revenues:
   Non-affiliate.........................................................56%            70%            56%          66%
   Affiliate product.....................................................75             84             76           84
   Affiliate royalty....................................................---            ---            ---          ---

Gross profit:
   Non-affiliate.........................................................44%            30%            44%          34%
   Affiliate product.....................................................25             16             24           16
   Affiliate royalty....................................................100            100            100          100

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1998

         Revenues

         Total Revenues. Total revenues increased 50% from $10.0 million in the three months ended September 30, 1998 to $15.0 million in the three months ended September 30, 1999, and increased 41% from $19.5 million in the six months ended September 30, 1998 to $27.4 in the six months ended September 30, 1999. These increases resulted primarily from increased sales of our high speed (11 Mbps) and IEEE 802.11 products to our non-affiliate customers.

         During the three months ended September 30, 1999, we derived 21% of our total revenues from sales to customers outside the United States, compared to 23% of our total revenues in the three months ended September 30, 1998. International revenues grew 33% from $2.3 million in the three months ended September 30, 1998 to $3.1 million in the three months ended September 30, 1999.

         During the six months ended September 30, 1999, we derived 24% of our total revenues from sales to customers outside the United States, compared to 22% of our total revenues in the six months ended September 30, 1998. International revenues grew 54% from $4.3 million in the six months ended September 30, 1998 to $6.7 million in the six months ended September 30, 1999.

         These increases were due primarily to increased sales of our high speed and IEEE 802.11 based products. Our foreign sales are made in U.S. dollars, and therefore the adoption of the Euro as an European currency should not have a direct impact on our foreign exchange.

         Non-affiliate. Non-affiliate revenues grew 104% from $5.0 million in the three months ended September 30, 1998 to $10.3 million in the three months ended September 30, 1999, and 76% from $11.2 million in the six months ended September 30, 1999 to $19.8 million for the six months ended September 30, 1999. Increased non-affiliate revenues resulted from the continued success of our new high speed (11Mbps) 4800 Turbo DS in-building wireless LAN product line and the BR500 building-to-building product line.

         As a percentage of total revenues, non-affiliate revenues increased from 51% in the three months ended September 30, 1998 to 69% in the three months ended September 30, 1999 and from 58% to 72% in the comparable six month periods. This increase was as the result of higher non-affiliate sales and lower revenues from our affiliate.

         Affiliate. Affiliate revenues are derived from Telxon Corporation and consist of product and royalty revenues. As a percentage of total revenues, affiliate revenues decreased from 76% in fiscal year 1997 to 55% in fiscal year 1998 and 37% in fiscal year 1999. Affiliate revenues as a percentage of total revenues were 31% during the three months ended September 30, 1999 compared to 49% for the three months ended September 30, 1998 and 24% for the three months ended June 30, 1999. For the comparable six-month periods, the percentage declined from 42% to 28%.

         This continued decrease is due in large part to a significant increase in product sales to non-affiliate customers and reflects the market acceptance of our newer, high speed and standards-compliant products and growth of our customer base. This decrease is also due in part to a decrease in affiliate royalty revenue, offset in part by an increase in affiliate product revenue.

         Affiliate Product. Product revenues from Telxon increased 31% from $2.5 million in the three months ended September 30, 1998 to $3.2 million in the three months ended September 30, 1999 and increased 21% from $11.2 million to $19.8 million for the comparable six month periods. This increase was primarily due to increased sales to Telxon of our IEEE 802.11-based product lines: 4800 Turbo DS series, 4500 series and 3500 series.

         Affiliate Royalty. Royalty revenues from Telxon decreased 41% from $2.5 million in the three months ended September 30, 1998 to $1.4 million in the three months ended September 30, 1999 and decreased 33% from $4.3 million to $2.9 million for the comparable six month period. In the fiscal quarter ended March 31, 1999, the License, Rights and Supply agreement with Telxon was amended to provide for a decreasing fixed royalty, instead of a per unit royalty. The fixed royalty permits us to recognize affiliate royalty income on a straight-line basis and resulted in lower royalty revenue in the three month and six-month periods ended September 30, 1999 compared to the three months and six months ended September 30, 1998.

         Gross Profit

         Total Gross Profit. Our total gross profit increased 55% from $4.4 million in the three months ended September 30, 1998 to $6.8 million in the three months ended September 30, 1999, and increased 46% from $8.7 million for the six month period ended September 30, 1998 to $12.7 million for the six month period ended September 30, 1999.

         Non-affiliate. Non-affiliate gross profit as a percentage of revenue increased to 44% in the three months ended September 30, 1999 from 30% in the 3 months ended September 30, 1998. For the six month's ended September 30, 1999, non-affiliate gross profit percentage was 44% as compared to 34% for the six month's ended September 30, 1998. These increases resulted primarily from the success of our new high speed BR500 building-to-building product lines and the 4800 Turbo DS in-building wireless LAN product line as well as cost reductions on our other 802.11 compliant products.


         Affiliate Product. Affiliate gross profit as a percentage of revenue increased to 25% in the three months ended September 30, 1999 from 16% in the 3 months ended September 30, 1998. For the six month's ended September 30, 1999, non-affiliate gross profit percentage was 24% as compared to 16% for the six month's ended September 30, 1998. This is primarily due to changes in product mix.

         Affiliate Royalty. Each dollar of royalty revenues results in an equivalent gross profit because there is a de minimus cost of revenues associated with royalties. Royalty gross profit decreased 41% from $2.5 million in the three months ended September 30, 1998 to $1.4 million in the three months ended September 30, 1999 and decreased 33% from $4.3 million in the six months ended September 30, 1998 to $2.9 million for the six months ended September 30, 1999. In the fiscal quarter ended March 31, 1999, the License, Rights and Supply agreement with Telxon was amended to recognize royalty income on a straight-line basis instead of a per unit basis. This resulted in lower royalty gross profit in the three-month and six-month periods ended September 30, 1999 compared to the three-month and six-month periods ended September 30, 1998.

         Operating Expenses

         Sales and Marketing. Our sales and marketing expenses increased 91% from $1.3 million in the three months ended September 30, 1998 to $2.4 million in the three months ended September 30, 1999, and increased 74% from $2.8 million in the six months ended September 30, 1998 to $4.8 million in the six months ended September 30, 1999. This increase is primarily due to increases in headcount and associated expenses along with increased emphasis on our value-added reseller program.

         As a percentage of total revenues, sales and marketing expenses increased from 13% in the three months ended September 30, 1998 to 16% in the three months ended September 30, 1999 and increased from 14% in the six months ended September 30, 1998 to 18% for the six months ended September 30, 1999. We expect that sales and marketing expenses will increase in absolute dollars as we expand our branding program and further develop our sales channels, but will vary from quarter to quarter due to timing of trade shows, advertising programs, and product launches during the year.

         Research and Development. Research and development expenses increased 15% from $1.5 million in the three months ended September 30, 1998 to $1.8 million in the three months ended September 30, 1999 and increased 12% from $3.2 million in the six months ended September 30, 1998 to $3.5 million for the six months ended September 30, 1999. This increase resulted primarily from increases in engineering headcount.

         As a percentage of total revenues, research and development expenses decreased from 15% in the three months ended September 30, 1998 to 12% in the three months ended September 30, 1999 and from 16% for the six months ended September 30, 1998 to 13% for the six months ended September 30, 1999. We expect that research and development expenses will increase in absolute dollars as we expand our offering of high speed networking solutions.

         General and Administrative. Our general and administrative expenses increased 19% from $0.9 million in the three months ended September 30, 1998 to $1.1 million in the three months ended September 30, 1999. Approximately half of the increase over prior year related to incremental expenses related to being a public company in the current year along with increases in headcount.

         Our general and administrative expenses decreased 8% from $2.0 million for the six month period ended September 30, 1998 to $1.8 million for the six month period ended September 30, 1999. Included in the six month period ended September 30, 1998 is $0.8 million of non-cash compensation expense while there is only $0.2 million of non-cash compensation expense included in the six month period ending September 30, 1999. After consideration of this impact, general and administrative expenses increased $0.4 million. Approximately half of this increase is due to new hires while the rest is due to required insurance expense and other expenses related to being a public company in the current year.


         Provision for Income Taxes

         Our effective income tax rate of 137% exceeded the statutory rate for the three months ended September 30, 1998 primarily due to various permanent items such as goodwill, state taxes, foreign rate differential, and non-deductible compensation expense resulting from the exercise of specific stock options paid for by a note to us in February 1998. Our effective income tax rate for the three months ended September 30, 1999 was 41% which exceeded the statutory rate primarily due to various permanent items such as goodwill, state taxes, and the foreign rate differential.


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

         As of September 30, 1999 we have no outstanding debt.

YEAR 2000 READINESS DISCLOSURE

         Year 2000 issues result from the fact that many computer programs were written with date-sensitive codes that utilize only the last two digits of a date rather than all four digits to refer to a particular year. As the year 2000 approaches, these computer programs may be unable to process accurately date-dependent information, as a program might interpret the year 2000 as 1900.

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

         Vendors. We have obtained a Year 2000 compliance response from 72% of our vendors. We continue to request vendor certifications from our remaining vendors.

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

CATEGORY                      TESTING                    PROBLEMS DETECTED                         REMEDIATION
--------                      -------                    -----------------                         -----------

Internal Systems        100% completed             Two add-on software packages,             Software packages and the PC
                                                   one PC and one computer server            have been upgraded and the
                                                                                             server was replaced in July 1999

Products                100% completed             None to date                              None required to date

Vendors                 Response received from     None to date                              None required to date
                        72% of vendors

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

OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

WE MAY NOT COMPLETE OUR MERGER WITH CISCO

         If our Merger with Cisco is not completed for any reason, we may be subject to a number of material risks, including the following: (i) Aironet may be required to pay Cisco a termination fee of $25 million, (ii) the option granted to Cisco by Aironet may become exercisable, under certain circumstances, (iii) the price of Aironet common stock may decline to the extent that the current market price of Aironet common stock reflects a market assumption that the merger will be completed and (iv) costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed. In addition, Aironet's customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by Aironet customers could have a material adverse effect on Aironet's business, regardless of whether or not the merger is ultimately completed. Similarly, current and prospective Aironet employees may experience uncertainty about their future role with Cisco until Cisco's strategies with regard to Aironet are announced and executed. This may adversely affect Aironet's ability to attract and retain key management, sales, marketing and technical personnel. Further, if the merger is terminated and Aironet's board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger. In addition, while the merger agreement is in effect and subject to certain limited exceptions, Aironet is prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as merger, sale of assets or other business combination, with any party other than Cisco.

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

         Historically, a relatively small number of customers, especially Telxon, have accounted for a significant portion of our total revenues in any particular period. Two of our customers, Telxon, and Business Partner Solutions, Inc. each accounted for over 10% of our total revenues for the three months ended September 30, 1999 and for the six months ended September 30, 1999. For the three months and six months ended September 30, 1999, Telxon accounted for 31% and 28% of our total revenues respectively. Our four largest customers accounted for 59% and 54% of our non-affiliate revenues or 41% and 39% of our total revenues for the same periods. We have no long-term volume purchase commitments from any of our customers. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our total revenues, because our customers generally resell our products to end users. Due to these factors, some of the following may reduce our operating results:

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

OUR INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY ADDITIONAL RISKS UNIQUE TO THOSE MARKETS

         Revenues from customers outside of the United States accounted for approximately 21% and 24% of our total revenues for the three months ended September 30, 1999 and six months ended September 30,1999 respectively. We anticipate that revenues from customers outside of the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Expansion of our international operations has required, and will continue to require, significant management attention and resources. In addition, we remain heavily dependent on distributors to market, sell and support our products internationally. Our international operations are subject to additional risks, including the following:

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

RECENTLY HIRED KEY EMPLOYEES MAY NOT SUCCESSFULLY INTEGRATE INTO OUR MANAGEMENT TEAM

         We have recently hired a number of our officers, including our Senior Vice President and Chief Financial Officer in January 1999, and Senior Vice President, Sales and Marketing in August 1998. These individuals have not previously worked together and are in the process of integrating as a management team, together and with existing management. There can be no assurances that they will be able to effectively work together or successfully manage any growth we experience.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We are experiencing increases in our sales into foreign markets of products manufactured in the United States. Foreign currency fluctuations could effect the price competitiveness and margins of foreign sales. We have not entered into interest rate or foreign currency transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial at September 30, 1999.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) We are furnishing the following information with regard to all securities sold by us during the period covered by this report that were not registered under the Securities Act of 1933. We granted options to purchase an aggregate of 105,000 shares of common stock, at exercise prices ranging from $25 to $30 per share. The sales of these securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

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

         Of the 6,000,000 shares of common stock, $0.01 par value, offered, we sold 4,000,000 shares and a selling stockholder sold 2,000,000 shares. In addition, our underwriters exercised their option to purchase an additional 846,800 shares to cover over-allotments sold by the underwriters in the Offering, of which we sold 564,562 shares and a selling stockholder sold 282,238. We received no proceeds from the shares sold by the selling stockholder. Payment of expenses from the proceeds were to persons other than our directors, officers, general partners or their associates, persons owning 10% or more of our equity securities or affiliates of the Company. The following table sets forth approximate proceeds and expenses.

Our aggregate public offering price.....................................    $     50,210,182
Selling stockholder's aggregate public offering price...................    $     25,104,618
Our underwriting discounts and commissions..............................    $      3,514,713
Selling stockholder's underwriting discounts and commissions............    $      1,757,323
Our offering expenses...................................................    $      2,336,591
Our aggregate net proceeds..............................................    $     44,358,878

During the period covered by this report we used approximately $320,000 of the Offering proceeds for working capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
2.1***     Agreement and Plan of Merger and Reorganization dated as of November
           8, 1999 by and among Cisco Systems, Inc., a California corporation,
           Osprey Acquisition Corporation, a Delaware corporation, and Aironet
           Wireless Communications, Inc., a Delaware corporation

3.1**      Amended and Restated Certificate of Incorporation of Aironet Wireless
           Communications, Inc.

3.2*       Second Amended and Restated Bylaws of Aironet Wireless
           Communications, Inc.

4.1*       Specimen of certificate for shares of Aironet's common stock

4.2**      Rights Agreement between Aironet Wireless Communications, Inc. and
           Harris Trust and Savings Bank, as Rights Agent, dated as of June 25,
           1999, including form of rights certificate

4.2.1***   Amendment No. 1 to Rights Agreement dated November 8, 1999

4.3*       Warrant certificate issued to Furneaux & Company, LLC

4.4 Registration Rights Agreement by and among Aironet and certain of its security holders, dated as of March 31, 1998 included as Exhibit
           10.4.3 to Aironet's Registration Statement on Form S-1, as amended
           (Registration No. 333-78507)

4.5        Stock Option Agreement dated as of November 8, 1999 by and between
           Cisco Systems, Inc. and Aironet Wireless Communications, Inc.
           incorporated by reference to Exhibit 99.1 to Aironet's Current Report on Form 8-K filed on November 12, 1999

4.6 Form of Stockholder Agreement dated as of November 8, 1999 by and among Cisco Systems, Inc., Osprey Acquisition Corporation and certain stockholders of Aironet Wireless Communications, Inc. incorporated by reference to Exhibit 99.2 to Aironet's Current Report on Form 8-K filed on November 12, 1999

10.1       Aironet's Compensation and Benefits Plans

10.1.1*    Aironet Wireless Communications, Inc. 1996 Stock Option Plan

10.1.2*    Amended and Restated Aironet Wireless Communications, Inc. 1996 Stock
           Option Plan

10.1.3*    First Amendment to Amended and Restated Aironet Wireless
           Communications, Inc. 1996 Stock Option Plan

10.1.4*    Aironet Wireless Communications, Inc. 1999 Employee Stock Purchase
           Plan

10.1.4.1+  First Amendment to the Aironet Wireless Communications, Inc. 1999
           Employee Stock Purchase Plan

10.1.5*    Aironet Wireless Communications, Inc. 1999 Omnibus Stock Incentive
           Plan

10.1.6*    Aironet Wireless Communications, Inc. 1999 Stock Option Plan for
           Non-Employee Directors

10.1.7*    Employment Agreement between Aironet and Roger J. Murphy, Jr.

10.1.8*    Employment Letter Agreement between Aironet and Richard G. Holmes

EXHIBIT
NUMBER                         DESCRIPTION
-------                      ----------------
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

10.1.13*   Telxon 1995 Employee Stock Purchase Plan

10.1.14+   Change in Control Agreement between Aironet and Roger J. Murphy, Jr.
           dated October 19, 1999

10.1.15+ Change in Control Agreement between Aironet and Richard G. Holmes dated October 19, 1999

10.1.16+ Change in Control Agreement between Aironet and Ronald B. Willis dated October 19, 1999

10.1.17+ Change in Control Agreement between Aironet and Harvey A. Ikeman dated October 19, 1999

10.1.18+   Change in Control Agreement between Aironet and Donald I. Sloan dated
           October 19, 1999

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

10.3* Loan Agreement between Aironet and The Huntington National Bank, dated as of July 24, 1998

10.3.1**   First Amendment to Loan Agreement dated April 30, 1999 amending the
           Loan Agreement included as Exhibit 10.3

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

10.4.2.1*  Form of Addendum to Stockholders Agreement included as Exhibit 10.4.2

EXHIBIT
NUMBER                         DESCRIPTION
-------                      ----------------
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

10.12* LM3000 Software Agreement between Aironet and Telxon Corporation, dated as of March 30, 1998

10.13*     Patent Continuation in Part Agreement between Aironet and Telxon
           Corporation, dated as of March 30, 1998

10.14* Patent License Agreement between Aironet and Telxon Corporation, dated as of March 30, 1998

10.15* Nondisclosure Agreement between Aironet and Telxon Corporation, dated as of March 31, 1998

10.16+ Assignment of Patent Application made by Telxon Corporation in favor of Aironet, dated as of August 4, 1999

10.17+ Patent License Agreement between Aironet and Telxon Corporation, dated as of August 4, 1999

10.18+ Assignment of Canadian patent made by Telxon Corporation in favor of Aironet, dated as of August 4, 1999

10.19+ Assignment of European patent made by Telxon Corporation in favor of Aironet, dated as of August 4, 1999

EXHIBIT
NUMBER                         DESCRIPTION
-------                      ----------------
10.20+     Deed of Assignment of Australian patent made by Telxon Corporation in favor of Aironet, dated as of August 4, 1999

10.21+ Deed of Assignment of Israel patent made by Telxon Corporation in favor of Aironet, dated as of August 4, 1999

10.22+     Agreement dated as of November 8, 1999 by and among Telxon
           Corporation, Cisco Systems, Inc. and Aironet Wireless Communications,
           Inc.

27+        Financial Data Schedule



+Filed herewith.

*Incorporated by reference to this exhibit number to Aironet's Registration Statement on Form S-1, as amended (Registration No. 333-78507) filed on May 14, 1999 and declared effective on July 29, 1999.

**Incorporated by reference to this exhibit number to Aironet's periodic report on Form 10-Q for the fiscal quarter ended June 30, 1999.

***Incorporated by reference to this exhibit number to Aironet's current report on Form 8-K filed on November 12, 1999.

(b) We filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 1999       Aironet Wireless Communications, Inc.

                               By  /s/ Richard G. Holmes

                               Richard G. Holmes
                               Senior Vice President and Chief Financial
                               Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION
-------                      ----------------
2.1***     Agreement and Plan of Merger and Reorganization dated as of November
           8, 1999 by and among Cisco Systems, Inc., a California corporation,
           Osprey Acquisition Corporation, a Delaware corporation, and Aironet
           Wireless Communications, Inc., a Delaware corporation

3.1**      Amended and Restated Certificate of Incorporation of Aironet Wireless
           Communications, Inc.

3.2*       Second Amended and Restated Bylaws of Aironet Wireless
           Communications, Inc.

4.1*       Specimen of certificate for shares of Aironet's common stock

4.2**      Rights Agreement between Aironet Wireless Communications, Inc. and
           Harris Trust and Savings Bank, as Rights Agent, dated as of June 25,
           1999, including form of rights certificate

4.2.1***   Amendment No. 1 to Rights Agreement dated November 8, 1999

4.3*       Warrant certificate issued to Furneaux & Company, LLC

4.4 Registration Rights Agreement by and among Aironet and certain of its security holders, dated as of March 31, 1998 included as Exhibit
           10.4.3 to Aironet's Registration Statement on Form S-1, as amended
           (Registration No. 333-78507)

4.5        Stock Option Agreement dated as of November 8, 1999 by and between
           Cisco Systems, Inc. and Aironet Wireless Communications, Inc.
           incorporated by reference to Exhibit 99.1 to Aironet's Current Report on Form 8-K filed on November 12, 1999

4.6 Form of Stockholder Agreement dated as of November 8, 1999 by and among Cisco Systems, Inc., Osprey Acquisition Corporation and certain stockholders of Aironet Wireless Communications, Inc. incorporated by reference to Exhibit 99.2 to Aironet's Current Report on Form 8-K filed on November 12, 1999

10.1       Aironet's Compensation and Benefits Plans

10.1.1*    Aironet Wireless Communications, Inc. 1996 Stock Option Plan

10.1.2*    Amended and Restated Aironet Wireless Communications, Inc. 1996 Stock
           Option Plan

10.1.3*    First Amendment to Amended and Restated Aironet Wireless
           Communications, Inc. 1996 Stock Option Plan

10.1.4*    Aironet Wireless Communications, Inc. 1999 Employee Stock Purchase
           Plan

10.1.4.1+  First Amendment to the Aironet Wireless Communications, Inc. 1999
           Employee Stock Purchase Plan

10.1.5*    Aironet Wireless Communications, Inc. 1999 Omnibus Stock Incentive
           Plan

10.1.6*    Aironet Wireless Communications, Inc. 1999 Stock Option Plan for
           Non-Employee Directors

10.1.7*    Employment Agreement between Aironet and Roger J. Murphy, Jr.

10.1.8*    Employment Letter Agreement between Aironet and Richard G. Holmes

EXHIBIT
NUMBER                         DESCRIPTION
-------                      ----------------
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

10.1.13*   Telxon 1995 Employee Stock Purchase Plan

10.1.14+   Change in Control Agreement between Aironet and Roger J. Murphy, Jr.
           dated October 19, 1999

10.1.15+ Change in Control Agreement between Aironet and Richard G. Holmes dated October 19, 1999

10.1.16+ Change in Control Agreement between Aironet and Ronald B. Willis dated October 19, 1999

10.1.17+ Change in Control Agreement between Aironet and Harvey A. Ikeman dated October 19, 1999

10.1.18+   Change in Control Agreement between Aironet and Donald I. Sloan dated
           October 19, 1999

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

10.3* Loan Agreement between Aironet and The Huntington National Bank, dated as of July 24, 1998

10.3.1**   First Amendment to Loan Agreement dated April 30, 1999, amending the
           Loan Agreement included as Exhibit 10.3

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

EXHIBIT
NUMBER                         DESCRIPTION
-------                      ----------------
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

10.12* LM3000 Software Agreement between Aironet and Telxon Corporation, dated as of March 30, 1998

10.13*     Patent Continuation in Part Agreement between Aironet and Telxon
           Corporation, dated as of March 30, 1998

10.14* Patent License Agreement between Aironet and Telxon Corporation, dated as of March 30, 1998

10.15* Nondisclosure Agreement between Aironet and Telxon Corporation, dated as of March 31, 1998

10.16+ Assignment of Patent Application made by Telxon Corporation in favor of Aironet, dated as of August 4, 1999

10.17+ Patent License Agreement between Aironet and Telxon Corporation, dated as of August 4, 1999

10.18+ Assignment of Canadian patent made by Telxon Corporation in favor of Aironet, dated as of August 4, 1999

10.19+ Assignment of European patent made by Telxon Corporation in favor of Aironet, dated as of August 4, 1999

EXHIBIT
NUMBER                         DESCRIPTION
-------                      ----------------
10.20+     Deed of Assignment of Australian patent made by Telxon Corporation in favor of Aironet, dated as of August 4, 1999

10.21+ Deed of Assignment of Israel patent made by Telxon Corporation in favor of Aironet, dated as of August 4, 1999

10.22+     Agreement dated as of November 8, 1999 by and among Telxon
           Corporation, Cisco Systems, Inc. and Aironet Wireless Communications,
           Inc.

27+        Financial Data Schedule


+Filed herewith.

*Incorporated by reference to this exhibit number to Aironet's Registration Statement on Form S-1, as amended (Registration No. 333-78507) filed on May 14, 1999 and declared effective on July 29, 1999.

**Incorporated by reference to this exhibit number to Aironet's periodic report on Form 10-Q for the fiscal quarter ended June 30, 1999.

***Incorporated by reference to this exhibit number to Aironet's current report on Form 8-K filed on November 12, 1999.