Form 10-Q
period 1999-12-31
AIRONET WIRELESS COMMUNICATIONS INC
filed 2000-02-14
CIK 1082852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

         At February 10, 2000, there were 14,516,648 shares of Registrant's Common Stock outstanding.

                      AIRONET WIRELESS COMMUNICATIONS, INC.
                                      INDEX

                                                                                               PAGE
                                                                                               ----

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements:
              Consolidated Balance Sheets as of December 31, 1999
                  and March 31, 1999........................................................      3
              Consolidated Statements of Operations for the
                  Three-Month and Nine Month Periods Ended December 31, 1999 and 1998.......      4
              Consolidated Statements of Cash Flows for the
                  Nine-Month Periods Ended December 31, 1999 and 1998.......................      5
              Notes to the Consolidated Financial Statements................................      6
Item 2.       Management's Discussions and Analysis of Financial Condition
                  and Results of Operation..................................................      9
Item 3.       Quantitative and Qualitative Disclosures about Market Risk....................     22

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds.....................................     23
Item 6.       Exhibits and Reports on Form 8-K..............................................     24
              Signatures....................................................................     28
              Exhibit Index.................................................................     29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      AIRONET WIRELESS COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 31,    MARCH 31,
                                                               1999           1999
                                                            (UNAUDITED)
                                                            ------------    ---------
ASSETS

Current assets:
     Cash and cash equivalents                               $ 47,516       $  6,137
     Accounts receivable, trade, net                            7,918          4,242
     Accounts receivable, other                                 2,360            243
     Receivable from affiliate                                  4,540          3,609
     Inventories                                                3,952          4,625
     Deferred tax asset                                           879            733
     Prepaid expenses and other                                   655            404
     Income taxes receivable                                      242            620
                                                             --------       --------
          Total current assets                                 68,062         20,613
Property and equipment, net                                     2,851          2,381
Deferred tax asset                                                961            882
Intangible assets, net                                          2,543          3,191
Other long-term assets                                              5            131
                                                             --------       --------
          Total assets                                       $ 74,422       $ 27,198
                                                             ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $  6,730       $  4,618
     Payable to affiliate                                         194          2,085
     Income taxes payable                                         297             30
     Deferred tax liability                                        --             10
     Accrued liabilities                                        4,939          3,358
                                                             --------       --------
          Total current liabilities                            12,160         10,101
 Line of credit                                                    --          2,500
                                                             --------       --------
          Total liabilities                                    12,160         12,601

Stockholders' equity:
     Common stock, $.01 par value per share; 60,500,000
        shares authorized; 14,205,211 shares issued and           142             96
        outstanding
     Additional paid-in capital                                63,613         19,101
     Accumulated deficit                                       (1,493)        (4,600)
                                                             --------       --------
          Total stockholders' equity                           62,262         14,597
                                                             --------       --------
          Total liabilities and stockholders' equity         $ 74,422       $ 27,198
                                                             ========       ========


See accompanying notes to the consolidated financial statements.

                      AIRONET WIRELESS COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        DECEMBER 31,               DECEMBER 31,
                                                        ------------               ------------
                                                   1999           1998          1999           1998
                                                   ----           ----          ----           ----
Revenues:
   Non-affiliate                                 $12,505        $ 8,614       $32,268        $19,825
   Affiliate product                               3,084          2,621         7,808          6,525
   Affiliate royalty                               1,445          1,722         4,335          6,063
                                                 -------        -------       -------        -------
       Total revenues                             17,034         12,957        44,411         32,413
                                                 -------        -------       -------        -------
Cost of revenues:
   Non-affiliate                                   6,691          5,998        17,788         13,447
   Affiliate                                       2,225          2,143         5,795          5,429
                                                 -------        -------       -------        -------
       Total cost of revenues                      8,916          8,141        23,583         18,876
                                                 -------        -------       -------        -------
Gross profit:
   Non-affiliate                                   5,814          2,616        14,480          6,378
   Affiliate product                                 859            478         2,013          1,096
   Affiliate royalty                               1,445          1,722         4,335          6,063
                                                 -------        -------       -------        -------
       Total gross profit                          8,118          4,816        20,828         13,537
                                                 -------        -------       -------        -------
Operating expenses:
   Sales and marketing                             2,546          1,663         7,337          4,419
   Research and development                        1,671          1,582         5,187          4,733
   General and administrative                      1,554            754         3,402          2,752
   Goodwill amortization                             216            217           648            649
                                                 -------        -------       -------        -------
       Total operating expenses                    5,987          4,216        16,574         12,553
                                                 -------        -------       -------        -------
Income from operations                             2,131            600         4,254            984
Interest expense (income), net                      (620)            14        (1,009)             4
                                                 -------        -------       -------        -------
Income before income taxes                         2,751            586         5,263            980
Provision for income taxes                         1,067            803         2,156          1,343
                                                 -------        -------       -------        -------
Net income (loss)                                $ 1,684          ($217)      $ 3,107          ($363)
                                                 -------        -------       -------        -------
Net income (loss) per common share:
   Basic                                         $  0.12         ($0.02)      $  0.26         ($0.04)
                                                 -------        -------       -------        -------
   Diluted                                       $  0.11         ($0.02)      $  0.23         ($0.04)
                                                 -------        -------       -------        -------
Weighted average shares used in calculating
   net income (loss) per common share:
   Basic                                          14,005          9,339        11,888          9,340
                                                 -------        -------       -------        -------
   Diluted                                        15,460          9,339        13,297          9,340
                                                 -------        -------       -------        -------


   See accompanying notes to the consolidated financial statements.

                     AIRONET WIRELESS COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    NINE MONTHS ENDED DECEMBER 31,
                                                                                        1999             1998
                                                                                        ----             ----

Cash flows from operating activities:
     Net income (loss)........................................................      $   3,107       $   (363)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation ........................................................            924            986
         Amortization ........................................................            830            870
         Provision for doubtful accounts .....................................            193            232
         Provision for inventory obsolescence ................................            721            140
         Deferred income taxes ...............................................           (235)          (244)
         Stock compensation expense ..........................................            336            982
         Changes in other assets and liabilities:
              Accounts receivable, trade .....................................         (3,869)           282
              Accounts receivable, other .....................................         (2,117)        (1,075)
                  Receivable from affiliate ..................................           (931)        (1,718)
                  Inventories ................................................            (48)          (428)
                  Prepaid expenses and other assets ..........................           (251)           (79)
                  Income taxes receivable ....................................            378            459
                  Other long-term assets .....................................            (18)           (58)
                  Accounts payable ...........................................          2,112            (19)
                  Payable to affiliate .......................................         (2,188)         1,318
                  Income taxes payable .......................................            267            946
                  Accrued liabilities ........................................          1,581            741
                                                                                    ---------       --------
                       Total adjustments .....................................         (2,315)         3,335
                                                                                    ---------       --------
                       Net cash provided by operating activities..............            792          2,972
Cash flows from investing activities:
     Capital expenditures ....................................................         (1,394)          (822)
     Purchases of intangible assets ..........................................           (182)           (38)
                                                                                    ---------       ---------
              Net cash used in investing activities ..........................         (1,576)          (860)
                                                                                    ---------       --------
Cash flows from financing activities:
     Payable to affiliate ....................................................             --         (3,647)
     Net proceeds from sales of stock ........................................         45,664          1,918
     Line of credit ..........................................................         (2,500)         2,500
     Options exercised .......................................................            220             12
     Deferred offering costs .................................................         (1,221)            --
                                                                                    ---------       --------
              Net cash provided by financing activities ......................         42,163            783
                                                                                    ---------       --------
Net (decrease) increase in cash and cash equivalents .........................         41,379          2,895
Cash and cash equivalents at beginning of period .............................          6,137          2,864
                                                                                    ---------       --------
Cash and cash equivalents at end of period ...................................      $  47,516       $  5,759
                                                                                    =========       ========

      See accompanying notes to the consolidated financial statements.

                    AIRONET WIRELESS COMMUNICATIONS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

         The financial information herein includes the accounts of Aironet Wireless Communications, Inc. (the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated statement of financial position as of December 31, 1999 and the related statements of operations and cash flows for the three-month and nine month periods ended December 31, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information refer to the Consolidated Financial Statements and the Notes thereto included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-78507), filed with the Securities and Exchange Commission on May 14, 1999 and which became effective on July 29, 1999 (the "Registration Statement") and Forms 10-Q filed September 10, 1999 and November 12, 1999.

         The Company has no items of other comprehensive income.

NOTE 2 -- INVENTORIES

         Inventories consisted of the following:

                                                                      DECEMBER 31,             MARCH 31,
                                                                       1999                      1999
                                                                       ----                      ----
                                                                               (IN THOUSANDS)

Purchased components...........................................       $ 2,824                   $ 3,723
Work-in-process................................................           137                       290
Finished goods ................................................           991                       612
                                                                      -------                   -------
                                                                      $ 3,952                   $ 4,625
                                                                      =======                   =======


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

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          DECEMBER 31,                 DECEMBER 31,
                                                          ------------                 ------------
                                                       1999          1998          1999          1998
                                                       ----          ----          ----          ----
Weighted average common shares
     outstanding - basic .......................      14,005         9,339        11,888         9,340
Additional shares potentially issuable for
     stock options and stock purchase warrants...      1,455            --         1,409            --
                                                      ------        ------        ------        ------
Weighted average common shares
     outstanding - diluted ......................     15,460         9,339        13,297         9,340
                                                      ======        ======        ======        ======

         For the three and nine months ended December 31, 1999 and 1998, 0 and 1,039,404 respectively, of stock options and stock purchase warrants were not included in the diluted per share computations due to not being "in the money." The computations of net income per common share for all periods presented do not include the effects of any dilutive incremental common shares related to stock options granted or common stock warrants issued with exercise rights that are contingent, so long as the contingency is not resolved.


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

1999 EMPLOYEE STOCK PURCHASE PLAN

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

OPTION GRANTS

         On October 18, 1999, Aironet's Board of Directors granted options under the 1999 Omnibus Stock Incentive Plan to purchase 105,000 shares of the Company's common stock.

AGREEMENT AND PLAN OF MERGER AND REORGANIZATION

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

         Effective October 19, 1999, Aironet's Board of Directors entered into Change of Control agreements with five of its executives. Pursuant to these agreements, should an executive be terminated without cause or resigns with good cause within two years of a change of control, that executive will receive severance pay equivalent to one or two times the executive's prior years' annual compensation and receive benefit plan coverage for a period of up to two years from a change in control. As a condition to the Merger, these agreements will be superseded by agreements with Cisco if the executive enters Cisco's employment.

NOTE 5 -- SUBSEQUENT EVENTS

         On February 8, 2000, Aironet filed its definitive proxy statement and related materials with the Securities and Exchange Commission. On February 9, 2000, as a result of a 2-for-1 stock split announced by Cisco, Aironet filed a supplement to its definitive proxy statement. As a result of the Cisco stock split, Aironet's stockholders will receive 1.27468 shares of Cisco common stock for each share of Aironet common stock held at the time of the Merger. As well, after the Merger, Aironet's equity plans will be proportionately adjusted to account for the Cisco stock split.

         Aironet will hold a special meeeting of its stockholders on March 14, 2000 to consider approval of the Merger. Aironet's shares held at the close of business on February 4, 2000 will be entitled to vote at the special meeting.

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

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, our operating results expressed as a percentage of our total revenues.

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    DECEMBER 31,                   DECEMBER 31,
                                                1999              1998         1999           1998
                                                ----              ----         ----           ----
Revenues:
   Non-affiliate.........................         73%              67%           73%           61%
   Affiliate product.....................         18               20            17            20
   Affiliate royalty.....................          9               13            10            19
                                            --------         --------      --------      --------
      Total revenues.....................        100              100           100           100
                                            --------         --------      --------      --------
Cost of revenues.........................         52               63            53            58
                                            --------         --------      --------      --------
Gross profit.............................         48               37            47            42
Operating expenses:
   Selling and marketing.................         15               13            16            14
   Research and development..............         10               12            12            15
   General and administrative............          9                6             8             8
Goodwill amortization....................          1                2             1             2
                                            --------         --------      --------      --------
Total operating expenses.................         35               33            37            39
                                            --------         --------      --------      --------
Income (loss) from operations............         13                4            10             3
Interest expense (income), net...........         (3)               0            (2)            0
                                            ---------        --------      ---------     --------
Income (loss) before income taxes........         16                4            12             3
Provision (benefit) for income taxes.....          6                6             5             4
                                            --------         --------      --------      --------
Net income...............................         10               (2)            7            (1)

         The following table presents, for the periods indicated, costs of revenues and gross profits specifically as a percentage of non-affiliate, affiliate product and affiliate royalty revenues.

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      DECEMBER 31,                   DECEMBER 31,
                                                      ------------                  ------------
                                                  1999              1998         1999           1998
                                                  ----              ----         ----           ----
Cost of revenues:
   Non-affiliate...........................         54%              70%           55%           68%
   Affiliate product.......................         72               82            74            83
   Affiliate royalty
Gross profit:
   Non-affiliate...........................         46%              30%           45%           32%
   Affiliate product.......................         28               18            26            17
   Affiliate royalty.......................        100              100           100           100

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1998

         Revenues

         Total Revenues. Total revenues increased 31% from $13.0 million in the three months ended December 31, 1998 to $17.0 million in the three months ended December 31, 1999, and increased 37% from $32.4 million in the nine months ended December 31, 1998 to $44.4 in the nine months ended December 31, 1999. These increases resulted primarily from increased sales of our high speed (11 Mbps) and IEEE 802.11 products to our non-affiliate customers.

         During the three months ended December 31, 1999, we derived 23% of our total revenues from sales to customers outside the United States, compared to 46% of our total revenues in the three months ended December 31, 1998. International revenues declined 32% from $5.9 million in the three months ended December 31, 1998 to $4.0 million in the three months ended December 31, 1999 due to significant shipments to a large international OEM customer in the three months ended December 31, 1998.

         During the nine months ended December 31, 1999, we derived 24% of our total revenues from sales to customers outside the United States, compared to 22% of our total revenues in the nine months ended December 31, 1998. International revenues grew 4% from $10.3 million in the nine months ended December 31, 1998 to $10.7 million in the nine months ended December 31, 1999.

         Increases in international shipments were due primarily to increased sales of our high speed and IEEE 802.11 based products. Our foreign sales are made in U.S. dollars, and therefore the adoption of the Euro as an European currency should not have a direct impact on our foreign exchange.

         Non-affiliate. Non-affiliate revenues grew 45% from $8.6 million in the three months ended December 31, 1998 to $12.5 million in the three months ended December 31, 1999, and 63% from $19.8 million in the nine months ended December 31, 1999 to $32.3 million for the nine months ended December 31, 1999. Increased non-affiliate revenues resulted from the continued success of our high speed (11Mbps) 4800 Turbo DS in-building wireless LAN product line and the BR500 building-to-building product line.

         As a percentage of total revenues, non-affiliate revenues increased from 67% in the three months ended December 31, 1998 to 73% in the three months ended December 31, 1999 and from 61% to 73% in the comparable nine month periods. This increase was as the result of higher non-affiliate sales and lower revenues from our affiliate.

         Affiliate. Affiliate revenues are derived from Telxon Corporation and consist of product and royalty revenues. As a percentage of total revenues, affiliate revenues decreased from 76% in fiscal year 1997 to 55% in fiscal year 1998 and 27% in fiscal year 1999. Affiliate revenues as a percentage of total revenues were 27% during the three months ended December 31, 1999 compared to 33% for the three months ended December 31, 1998 . For the comparable nine month periods, the percentage declined from 39% to 27%.

         This continued decrease is due in large part to a significant increase in product sales to non-affiliate customers and reflects the market acceptance of our high speed and standards-compliant products and growth of our customer base. This decrease is also due in part to a decrease in affiliate royalty revenue, offset in part by an increase in affiliate product revenue.

         Affiliate Product. Product revenues from Telxon increased 19% from $2.6 million in the three months ended December 31, 1998 to $3.1 million in the three months ended December 31, 1999 and increased 20% from $6.5 million to $7.8 million for the comparable nine month periods. This increase was primarily due to increased sales to Telxon of our IEEE 802.11-based product lines: 4800 Turbo DS series, 4500 series and 3500 series.

         Affiliate Royalty. Royalty revenues from Telxon decreased 16% from $1.7 million in the three months ended December 31, 1998 to $1.4 million in the three months ended December 31, 1999 and decreased 29% from $6.1 million to $4.3 million for the comparable nine month period. In the fiscal quarter ended March 31, 1999, the License, Rights and Supply agreement with Telxon was amended to provide for a decreasing fixed royalty, instead of a per unit royalty. The fixed royalty permits us to recognize affiliate royalty income on a straight-line basis and resulted in lower royalty revenue in the three month and nine month periods ended December 31, 1999 compared to the three months and nine months ended December 31, 1998.

         Gross Profit

         Total Gross Profit. Our total gross profit increased 69% from $4.8 million in the three months ended December 31, 1998 to $8.1 million in the three months ended December 31, 1999, and increased 54% from $13.5 million for the nine month period ended December 31, 1998 to $20.8 million for the nine month period ended December 31, 1999.

         Non-affiliate. Non-affiliate gross profit as a percentage of revenue increased to 46% in the three months ended December 31, 1999 from 30% in the three months ended December 31, 1998. For the nine months ended December 31, 1999, non-affiliate gross profit percentage was 45% as compared to 32% for the nine months ended December 31, 1998. These increases resulted primarily from the success of our new high speed BR500 building-to-building product lines and the 4800 Turbo DS in-building wireless LAN product line, cost reductions and product mix.

         Affiliate Product. Affiliate gross profit as a percentage of revenue increased to 28% in the three months ended December 31, 1999 from 18% in the three months ended December 31, 1998. For the nine months ended December 31, 1999, affiliate gross profit percentage was 26% as compared to 17% for the nine months ended December 31, 1998. This is primarily due to changes in product mix.

         Affiliate Royalty. Each dollar of royalty revenues results in an equivalent gross profit because there is a de minimus cost of revenues associated with royalties. Royalty gross profit decreased 16% from $1.7 million in the three months ended December 31, 1998 to $1.4 million in the three months ended December 31, 1999 and decreased 29% from $6.1 million in the nine months ended December 31, 1998 to $4.3 million for the nine months ended December 31, 1999. In the fiscal quarter ended March 31, 1999, the License, Rights and Supply agreement with Telxon was amended to recognize royalty income on a straight-line basis instead of a per unit basis. This resulted in lower royalty gross profit in the three month and nine month periods ended December 31, 1999 compared to the three month and nine month periods ended December 31, 1999.


         Operating Expenses

         Sales and Marketing. Our sales and marketing expenses increased 53% from $1.7 million in the three months ended December 31, 1998 to $2.5 million in the three months ended December 31, 1999, and increased 66% from $4.4 million in the nine months ended December 31, 1998 to $7.3 million in the nine months ended December 31, 1999. This increase is primarily due to increases in commissions resulting from higher product sales, increases in headcount and associated expenses along with increased emphasis on our value-added reseller program.

         As a percentage of total revenues, sales and marketing expenses increased from 13% in the three months ended December 31, 1998 to 15% in the three months ended December 31, 1999 and increased from 14% in the nine months ended December 31, 1998 to 17% for the nine months ended December 31, 1999. We expect that sales and marketing expenses will increase in absolute dollars as we expand our branding program and further develop our sales channels, but will vary from quarter to quarter due to timing of trade shows, advertising programs, and product launches during the year.

         Research and Development. Research and development expenses increased 6% from $1.6 million in the three months ended December 31, 1998 to $1.7 million in the three months ended December 31, 1999 and increased 10% from $4.7 million in the nine months ended December 31, 1998 to $5.2 million for the nine months ended December 31, 1999. This increase resulted primarily from increases in engineering headcount.

         As a percentage of total revenues, research and development expenses decreased from 12% in the three months ended December 31, 1998 to 10% in the three months ended December 31, 1999 and from 15% for the nine months ended December 31, 1998 to 12% for the nine months ended December 31, 1999. We expect that research and development expenses will increase in absolute dollars as we expand our offering of high speed networking solutions.

         General and Administrative. Our general and administrative expenses increased 106% from $0.8 million in the three months ended December 31, 1998 to $1.6 million in the three months ended December 31, 1999. Our general and administrative expenses increased 24% from $2.8 million for the nine month period ended December 31, 1998 to $3.4 million for the nine month period ended December 31, 1999. Included in the nine month period ended December 31, 1998 is $0.7 million of non-cash compensation expense related to stock options which was not included in the nine month period ending December 31, 1999. After consideration of this impact, general and administrative expenses increased $1.3 million. Approximately half of this increase is due to expenses related to being a public company in the current year, expenses related to the pending merger with Cisco and increased insurance expense.

         Provision for Income Taxes

         Our effective income tax rate of 137% exceeded the statutory rate for the three months ended December 31, 1998 primarily due to various permanent items such as goodwill, foreign rate differential and non-deductible compensation expense resulting from the exercise of specific stock options paid for by a note to us in February 1998. Our effective income tax rate for the three months ended December 31, 1999 was 39% which exceeded the statutory rate primarily due to various permanent items such as goodwill, and the foreign rate differential.



LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, Aironet's deposits were approximately $47.5 million, which represents approximately $44.0 million from its aggregate net proceeds from its recent initial public offering and approximately $3.5 million from cash on hand. We believe that the proceeds of the offering, cash and cash equivalents balances generated from operations and our existing line of credit will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital needs through bank borrowings and capital leases if these sources are available on satisfactory terms. We may also from time to time consider the acquisition of complementary technologies, although we have no present commitments or agreements with respect to any specific acquisitions. Any specific acquisitions could be of a size that would require us to raise additional funds through the issuance of additional equity or debt securities. There can be no assurance that these funds, if required, would be available on terms acceptable to us, if at all.

         As of December 31, 1999, we had no outstanding debt.


YEAR 2000 DISCLOSURE

         Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to Year 2000 was effective to prevent any problems.

         Aironet has not experienced Year 2000 issues to date. Other than the costs of Aironet's assessment and correction efforts prior to January 1, 2000, which totaled less than $100,000, Aironet has not incurred any additional costs related to Year 2000 issues. However, computer experts have warned that there may still be residual consequences of the change in centuries. Any problems that may arise in the future from Year 2000 issues could result in a decrease in sales of Aironet's products, an increase in allocation of resources to address dedication of resources or an increase in litigation costs relating to losses suffered by Aironet's customers due to any Year 2000 problems.

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

         We rely on Atmel Corporation, Motorola, Inc., Murata Electronics North America, Inc., Hewlett-Packard Company, Intersil Corporation and Sawtek, Inc. as our critical sole source suppliers. Although we have been informed by some of these suppliers that they have redundant manufacturing facilities, there is no assurance that they will be able to manufacture or provide these components in a timely way. Should any supply disruption occur, we may not be able to develop an alternative source for these components.

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

         Historically, a relatively small number of customers, especially Telxon, have accounted for a significant portion of our total revenues in any particular period. Two of our customers, Telxon and Savoir Technology Group (formerly Business Partner Solutions, Inc.) each accounted for over 10% of our total revenues for the three months ended December 31, 1999 and for the nine months ended December 31, 1999. For both the three months and nine months ended December 31, 1999, Telxon accounted for 27% of our total revenues. Our four largest customers accounted for 45% and 51% of our non-affiliate revenues or 33% and 37% of our total revenues for the same periods. We have no long-term volume purchase commitments from any of our customers. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our total revenues, because our customers generally resell our products to end users. Due to these factors, some of the following may reduce our operating results:

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

OUR INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY ADDITIONAL RISKS UNIQUE TO THOSE MARKETS

         Revenues from customers outside of the United States accounted for approximately 23% and 24% of our total revenues for the three months ended December 31, 1999 and nine months ended December 31,1999 respectively. We anticipate that revenues from customers outside of the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Expansion of our international operations has required, and will continue to require, significant management attention and resources. In addition, we remain heavily dependent on distributors to market, sell and support our products internationally. Our international operations are subject to additional risks, including the following:

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


RISKS RELATING TO YEAR 2000 ISSUES MAY ADVERSELY AFFECT OUR BUSINESS


         Although we have not experienced problems resulting from Year 2000 issues, these types of problems may not as yet have been identified, or they may emerge in the future. We rely on numerous third parties that may not be Year 2000 compliant. This includes our contract manufacturers, our sole and limited source component suppliers and other vendors, and our distributors, resellers and OEMs. Failure of any of these third parties to be Year 2000 compliant could require us to incur significant unanticipated expenses to remedy any resulting problems or to replace the affected third party. This could reduce our revenues and could have a material adverse effect on our business, operating results and financial condition. To date, we have not developed contingency plans for those eventualities.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE

         The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. Our stock price may also be volatile. Since entering the agreement for the Merger, our stock price has fluctuated in relation to Cisco's stock price. Future fluctuations in Cisco's stock price could adversely affect our stock price whether or not there is a change in our business or assets.

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


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We are experiencing increases in our sales into foreign markets of products manufactured in the United States. Foreign currency fluctuations could effect the price competitiveness and margins of foreign sales. We have not entered into interest rate or foreign currency transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial at December 31, 1999.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) We are furnishing the following information with regard to all securities sold by us during the period covered by this report that were not registered under the Securities Act of 1933. We granted Cisco an option to acquire 2,826,375 shares of our common stock at an exercise price of $48 per share, exercisable upon the occurence of certain events. The sale of this security was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

         (d) During the quarter ended December 31, 1999, we used approximately $0.5 million of the proceeds from our initial public offering for working capital.

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

4.2.1***       Amendment No. 1 to Rights Agreement dated November 8, 1999

4.3*           Warrant certificate issued to Furneaux & Company, LLC

4.4 Registration Rights Agreement by and among Aironet and certain of its security holders, dated as of March 31, 1998 incorporated by reference to Exhibit 10.4.3 to Aironet's Registration Statement on Form S-1, as amended (Registration No. 333-78507)

4.5 Stock Option Agreement dated as of November 8, 1999 by and between Cisco Systems, Inc. and Aironet Wireless Communications, Inc. incorporated by reference to Exhibit 99.1 to Aironet's Current Report on Form 8-K filed on November 12, 1999

4.6 Form of Stockholder Agreement dated as of November 8, 1999 by and among Cisco Systems, Inc., Osprey Acquisition Corporation and certain stockholders of Aironet Wireless Communications, Inc. incorporated by reference to Exhibit 99.2 to Aironet's Current Report on Form 8-K filed on November 12, 1999

10.1.1*        Aironet Wireless Communications, Inc. 1996 Stock Option Plan

10.1.2* Amended and Restated Aironet Wireless Communications, Inc. 1996 Stock Option Plan

10.1.3* First Amendment to Amended and Restated Aironet Wireless Communications, Inc. 1996 Stock Option Plan

10.1.4*        Aironet Wireless Communications, Inc. 1999 Employee Stock
               Purchase Plan

10.1.4.1+      First Amendment to the Aironet Wireless Communications, Inc. 1999
               Employee Stock Purchase Plan

10.1.5*        Aironet Wireless Communications, Inc. 1999 Omnibus Stock
               Incentive Plan

EXHIBIT
NUMBER                                       DESCRIPTION
------                                       -----------

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

10.3.1** First Amendment to Loan Agreement dated April 30, 1999 amending the Loan Agreement included as Exhibit 10.3

EXHIBIT
NUMBER                                            DESCRIPTION
------                                            -----------

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

10.10* Cross Covenant Not to Sue between Aironet and Telxon Corporation, dated as of March 31, 1998

10.11* AirAware Acknowledgment between Aironet and Telxon Corporation, dated as of March 30, 1998

10.12* LM3000 Software Agreement between Aironet and Telxon Corporation, dated as of March 30, 1998

10.13* Patent Continuation in Part Agreement between Aironet and Telxon Corporation, dated as of March 30, 1998

10.14* Patent License Agreement between Aironet and Telxon Corporation, dated as of March 30, 1998

EXHIBIT
NUMBER                                         DESCRIPTION
------                                         -----------

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

27             Financial Data Schedule


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

+ Incorporated by reference to this exhibit number to Aironet's periodic report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(b) We filed a current report on Form 8-K on November 12, 1999 to announce our entering into an agreement with Cisco Systems, Inc. dated November 8, 1999 pursuant to which we will be acquired by Cisco.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2000            Aironet Wireless Communications, Inc.

                                    By /s/ Richard G. Holmes
                                      ------------------------------------------

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

4.2.1***       Amendment No. 1 to Rights Agreement dated November 8, 1999

4.3*           Warrant certificate issued to Furneaux & Company, LLC

4.4 Registration Rights Agreement by and among Aironet and certain of its security holders, dated as of March 31, 1998 incorporated by reference to Exhibit 10.4.3 to Aironet's Registration Statement on Form S-1, as amended (Registration No. 333-78507)

4.5 Stock Option Agreement dated as of November 8, 1999 by and between Cisco Systems, Inc. and Aironet Wireless Communications, Inc. incorporated by reference to Exhibit 99.1 to Aironet's Current Report on Form 8-K filed on November 12, 1999

4.6 Form of Stockholder Agreement dated as of November 8, 1999 by and among Cisco Systems, Inc., Osprey Acquisition Corporation and certain stockholders of Aironet Wireless Communications, Inc. incorporated by reference to Exhibit 99.2 to Aironet's Current Report on Form 8-K filed on November 12, 1999

10.1.1*        Aironet Wireless Communications, Inc. 1996 Stock Option Plan

10.1.2* Amended and Restated Aironet Wireless Communications, Inc. 1996 Stock Option Plan

10.1.3* First Amendment to Amended and Restated Aironet Wireless Communications, Inc. 1996 Stock Option Plan

10.1.4*        Aironet Wireless Communications, Inc. 1999 Employee Stock
               Purchase Plan

10.1.4.1+      First Amendment to the Aironet Wireless Communications, Inc. 1999
               Employee Stock Purchase Plan

10.1.5*        Aironet Wireless Communications, Inc. 1999 Omnibus Stock
               Incentive Plan

EXHIBIT
NUMBER                                     DESCRIPTION
------                                     -----------

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

10.3* Loan Agreement between Aironet and The Huntington National Bank, dated as of July 24, 1998

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

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

10.8* Assignment of Patent Applications made by Telxon Corporation in favor of Aironet, dated as of March 30, 1998

10.9* Assignment of Patent Applications made by Aironet in favor of Telxon Corporation, dated as of March 30, 1998

10.10* Cross Covenant Not to Sue between Aironet and Telxon Corporation, dated as of March 31, 1998

10.11* AirAware Acknowledgment between Aironet and Telxon Corporation, dated as of March 30, 1998

10.12* LM3000 Software Agreement between Aironet and Telxon Corporation, dated as of March 30, 1998

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

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

27             Financial Data Schedule


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

+ Incorporated by reference to this exhibit number to Aironet's periodic report on Form 10-Q for the fiscal quarter ended September 30, 1999.